Form 10-Q
period 1999-09-30
PREDICTIVE SYSTEMS INC
filed 1999-11-15
CIK 727489

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

                         COMMISSION FILE NUMBER: 333-84045



                             PREDICTIVE SYSTEMS, INC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                               13-3808483
    ----------------------------------   ---------------------------------------
      (State or other Jurisdiction of    (I.R.S. Employer Identification Number)
       Incorporation or Organization)

              145 HUDSON STREET, NEW YORK, NEW YORK                10013
--------------------------------------------------------------------------------
             (Address of Principal Executive Offices)            (Zip Code)



                                 (212) 219-4400
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes[X]                         No [ ]


As of September 30, 1999, there were 12,277,764 shares of the registrant's common stock, $.001 par value per share, outstanding.

                                      INDEX
                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

                                                                                                          PAGE
                                                                                                         NUMBER

PART I.           FINANCIAL INFORMATION................................................................   3

         ITEM 1.         CONDENSED CONSOLIDATED FINANCIAL
                         STATEMENTS (Unaudited)........................................................   3

                  Consolidated Balance Sheets at December 31, 1998 and September 30, 1999                 3

                  Consolidated Statements of Operations for the
                  three and nine months ended September 30, 1998 and 1999                                 4

                  Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 1998 and 1999                                                             5

                  Notes to Consolidated Financial Statements                                              6

         ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................   9

         ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................  17

PART II.          OTHER INFORMATION....................................................................  26

         ITEM 1.      LEGAL PROCEEDINGS................................................................  26

         ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS........................................  26

         ITEM 3.      DEFAULTS UPON SENIOR SECURITIES..................................................  26

         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................  26

         ITEM 5.      OTHER INFORMATION................................................................  27

         ITEM 6.      EXHIBITS AND REPORT ON FORM 8-K..................................................  27

         ITEM 7.      SIGNATURES.......................................................................  28

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED)



                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            December 31, 1998            September 30, 1999
                                                                            -----------------            ------------------
                                                                                                             (unaudited)
                                     ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                            $              -             $      14,423,612
       Accounts receivable - net of allowance for
           doubtful accounts of $141,489 and $528,068, respectively                8,806,184                    15,994,556
       Unbilled work in process                                                    1,062,824                       523,507
       Notes receivable - employees                                                   55,100                        63,936
       Notes receivable - stockholders                                               515,000                             -
       Due from related party                                                        916,948                             -
       Prepaid income taxes                                                          342,829                       777,313
       Other current assets                                                          386,453                       855,237
                                                                            -----------------            ------------------
           Total current assets                                                   12,085,338                    32,638,161
PROPERTY AND EQUIPMENT - net of accumulated depreciation
       and amortization of $947,735 and $1,565,321, respectively                   1,356,634                     2,379,569
INTANGIBLES - net of amortization of $113,694                                              -                     4,149,843
OTHER ASSETS                                                                         235,047                       272,871
                                                                            -----------------            ------------------
           Total assets                                                     $     13,677,019             $      39,440,444
                                                                            -----------------            ------------------
                                                                            -----------------            ------------------
                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Cash overdraft                                                       $        475,610             $               -
       Short-term borrowings                                                       5,598,000                             -
       Accounts payable and accrued expenses                                       2,803,686                     5,104,613
       Deferred income tax liability                                                 185,000                        80,668
       Deferred income                                                               445,414                       179,002
       Dividends payable                                                              61,250                             -
       Income taxes payable                                                                -                        93,466
       Current portion of capitalized lease obligations                              151,027                       154,639
                                                                            -----------------            ------------------
           Total current liabilities                                               9,719,987                     5,612,388
                                                                            -----------------            ------------------
NON CURRENT LIABILITIES:
       Deferred rent                                                                  70,957                        49,863
       Capital lease obligations                                                     446,018                       355,448
       Deferred income tax liability                                                 714,146                        84,642
       Other long term liabilities                                                         -                         4,891
                                                                            -----------------            ------------------
           Total liabilities                                                      10,951,108                     6,107,232
                                                                            -----------------            ------------------
MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK
           ($.001 par value, 5% cumulative, 4,200,000 and 0 shares issued
            and outstanding)                                                         700,000                             -
STOCKHOLDERS' EQUITY:
       Convertible preferred stock ($.001 par value, 20,000,000 shares
           authorized, 6,512,316 shares issued and outstanding)                            -                         6,512
       Common stock ($.001 par value, 200,000,000 shares authorized,
           7,900,200 and 15,132,864 shares issued and
           7,900,200 and 12,277,764 shares outstanding)                                7,900                        15,133
       Additional paid-in capital                                                    682,270                    41,413,614
       Treasury stock, 2,855,100 shares                                                    -                    (8,398,753)
       Deferred compensation                                                               -                      (275,711)
       Retained earnings                                                           1,335,741                       515,806
       Accumulated other comprehensive income                                              -                        56,611
                                                                            -----------------            ------------------
           Total stockholders' equity                                              2,025,911                    33,333,212
                                                                            -----------------            ------------------
           Total liabilities and stockholders' equity                       $     13,677,019             $      39,440,444
                                                                            -----------------            ------------------
                                                                            -----------------            ------------------


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                          Three Months Ended September 30,      Nine Months Ended September 30,
                                                          --------------------------------      -------------------------------
                                                               1998              1999               1998               1999
                                                           -----------       ------------       ------------       ------------
REVENUES:
       Professional services                               $ 6,701,139       $ 13,624,347       $ 15,636,359       $ 34,902,634
       Hardware and software sales                             234,191            465,108            764,449          1,752,809
                                                           -----------       ------------       ------------       ------------
           Total Revenues                                    6,935,330         14,089,455         16,400,808         36,655,443

COST OF REVENUES:
       Professional services                                 3,308,127          7,004,648          8,487,404         17,250,593
       Hardware and software purchases                         228,978            299,027            666,798          1,330,916
                                                           -----------       ------------       ------------       ------------
           Total cost of revenues                            3,537,105          7,303,675          9,154,202         18,581,509
                                                           -----------       ------------       ------------       ------------
           Gross profit                                      3,398,225          6,785,780          7,246,606         18,073,934

SALES AND MARKETING                                          1,031,631          2,423,927          2,287,338          5,833,224
GENERAL AND ADMINISTRATIVE                                   2,231,358          4,709,994          5,818,169         12,086,419
DEPRECIATION AND AMORTIZATION                                  123,435            341,330            352,783            653,465
NONCASH COMPENSATION EXPENSE                                      --               19,039               --               28,914
                                                           -----------       ------------       ------------       ------------
           Operating profit (loss)                              11,801           (708,510)        (1,211,684)          (528,088)

OTHER INCOME (EXPENSE):
       Interest income                                          14,099             31,409             26,761            100,983
       Other income                                                 20             19,013                 55             55,895
       Interest expense                                        (98,991)           (25,046)          (165,620)          (134,124)
                                                           -----------       ------------       ------------       ------------
           Loss before income tax provision (benefit)          (73,071)          (683,134)        (1,350,488)          (505,334)

INCOME TAX PROVISION (BENEFIT)                                  46,242            (55,214)          (494,638)           305,851
                                                           -----------       ------------       ------------       ------------
           Net loss                                        $  (119,313)      $   (627,920)      $   (855,850)      $   (811,185)
                                                           -----------       ------------       ------------       ------------
                                                           -----------       ------------       ------------       ------------
NET LOSS PER SHARE
       BASIC and DILUTED                                   $     (0.02)      $      (0.06)      $      (0.16)      $      (0.09)
                                                           -----------       ------------       ------------       ------------
                                                           -----------       ------------       ------------       ------------
WEIGHTED AVERAGE SHARES OUTSTANDING
        BASIC and DILUTED                                    6,835,867         10,389,157          5,367,889          9,441,071
                                                           -----------       ------------       ------------       ------------
                                                           -----------       ------------       ------------       ------------


         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                   -------------------------------------
                                                                                         1998                   1999
                                                                                   ------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                                 $   (855,850)         $    (811,185)
Adjustments to reconcile net loss to
      net cash used in operating activities -
          Noncash compensation expense                                                        -                 28,914
          Deferred income taxes                                                        (556,469)              (733,836)
          Depreciation and amortization                                                 352,783                653,465
          Provision for doubtful accounts                                               102,226                386,579
          (Increase) decrease in -
               Accounts receivable                                                     (946,130)            (7,252,802)
               Unbilled work in process                                                (787,725)               539,317
               Prepaid income taxes                                                      60,926               (434,484)
               Other current assets                                                    (107,132)              (385,013)
               Other assets                                                             (31,710)               (37,824)
          Increase (decrease) in -
               Accounts payable and accrued expenses                                    273,913              1,165,127
               Deferred income                                                          (27,124)              (283,909)
               Deferred rent                                                             47,651                (21,094)
               Income taxes payable                                                           -              1,133,251
               Other long-term liabilities                                                    -               (264,259)
                                                                                   ------------          -------------
                  Net cash used in operating activities                              (2,474,641)            (6,317,753)
                                                                                   ------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Payments to employees                                                         (30,591)               (57,714)
          Repayments from employees                                                           -                 48,878
          Payments to stockholders                                                     (515,000)                     -
          Repayments from stockholders                                                        -                515,000
          Payments to related party                                                    (675,520)              (478,078)
          Repayments from related party                                                       -              1,395,026
          Cash received from acquisition of NRCC                                              -                163,768
          Purchase of property and equipment                                           (504,706)            (1,431,207)
                                                                                   ------------          -------------
                  Net cash (used in) provided by investing activities                (1,725,817)               155,673
                                                                                   ------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Common shares repurchased to treasury                                               -             (8,398,753)
          Cash overdraft                                                               (501,958)              (475,610)
          Proceeds from short-term borrowings                                        13,983,000              4,351,000
          Repayments of short-term borrowings                                       (10,168,000)            (9,949,000)
          Payment of preferred dividends                                                      -                (70,000)
          Proceeds from sale of preferred stock                                               -             18,566,225
          Proceeds from sale of common stock, net of expense                                  -             16,260,000
          Proceeds from exercise of stock options                                       616,000                245,219
                                                                                   ------------          -------------
                  Net cash provided by financing activities                           3,929,042             20,529,081
                                                                                   ------------          -------------
          Effects of exchange rates                                                           -                 56,611
Net (decrease) increase in cash                                                        (271,416)            14,423,612

CASH AND CASH EQUIVALENTS, beginning of period                                          420,456                      -
                                                                                   ------------          -------------
CASH AND CASH EQUIVALENTS, end of period                                           $    149,040          $  14,423,612
                                                                                   ------------          -------------
                                                                                   ------------          -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the year for -
                  Interest                                                         $    165,620          $     182,884
                                                                                   ------------          -------------
                                                                                   ------------          -------------
                  Taxes                                                            $      5,345          $     440,993
                                                                                   ------------          -------------
                                                                                   ------------          -------------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION:
 Dividends declared on mandatory redeemable convertible preferred stock            $     26,250          $       8,750
                                                                                   ------------          -------------
                                                                                   ------------          -------------


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  BASIS OF PRESENTATION

     The consolidated financial statements and accompanying financial information as of September 30, 1998 and 1999 and for the three and nine months ended September 30, 1999 are unaudited and, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31,1998, which were included as part of the Company's Form S-1 declared effective by the Securities and Exchange Commission on October 26, 1999.

     Results for interim periods are not necessarily indicative of results for the entire year.

(2)  NET LOSS PER SHARE

     Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are antidilutive. No consideration was given for these types of securities as the effect of their conversion was antidilutive for all periods presented.

     The calculation of loss per share is as follows:

                                         Three Months Ended September 30,     Nine Months ended September 30,
                                         --------------------------------     -------------------------------
                                             1998               1999             1998               1999
                                             ----               ----             ----               ----
                                                  (unaudited)                          (unaudited)
Numerator -
    Net Loss                              $(119,313)      $   (627,920)      $  (855,850)      $  (811,185)
    Preferred stock dividends                (8,750)              --             (26,250)           (8,750)
                                          ---------       ------------       -----------       -----------
        Numerator for basic and
           diluted earnings per
           share - net loss
           available to common
           stockholders                    (128,063)          (627,920)         (882,100)         (819,935)
                                          ---------       ------------       -----------       -----------
                                          ---------       ------------       -----------       -----------
Denominator -
    Weighted average shares -
      basic and diluted                   6,835,867         10,389,157         5,367,889         9,441,071
                                          ---------       ------------       -----------       -----------
                                          ---------       ------------       -----------       -----------
    Net loss per share -
      basic and diluted                   $   (0.02)      $      (0.06)      $     (0.16)      $     (0.09)
                                          ---------       ------------       -----------       -----------
                                          ---------       ------------       -----------       -----------

(3)  COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:

                                                                  Three Months Ended September 30,
                                                              -------------------------------------------------
                                                                         1998              1999
                                                              ----------------------  -------------------------
                                                                                (unaudited)
         Net Loss                                                      $(119,313)       $(627,920)
         Foreign currency translation adjustment                               -           72,310
                                                              ----------------------  -------------------------
         Comprehensive Loss                                            $(119,313)       $(555,610)

(4)  ACQUISITION

     On August 12, 1999, the Company acquired Network Resource Consultants and Company B. V. ("NRCC") in a transaction accounted for as a purchase. In connection with this transaction, the Company exchanged 1,062,814 shares of its common stock in exchange for all of the outstanding stock of NRCC. The Company acquired net assets of approximately $88,000 and recorded intangible assets of approximately $4.3 million which represent the excess of purchase price over the fair value of assets acquired.

     The following information presents the pro forma results of operations for the Company for the periods ending September 30, 1998 and 1999 as if the acquisition of NRCC had occurred on the first day of the fiscal years presented.

                                        Three Months Ended September 30,      Nine Months ended September 30,
                                        --------------------------------      -------------------------------
                                            1998              1999               1998                 1999
                                            ----              ----               ----                 ----
                                                  (unaudited)                           (unaudited)
Revenues                                $ 7,334,900       $ 14,089,455       $ 17,690,377       $   37,654,968

Operating loss                             (149,832)          (807,993)        (1,666,711)            (906,678)

Net loss                                   (213,122)          (687,610)        (1,124,337)          (1,033,935)


PER SHARE INFORMATION:
    Net loss per share -
         basic and diluted                    (0.03)             (0.06)             (0.17)               (0.10)

    Weighted average common shares
           Outstanding -
           basic and diluted              7,898,681         10,861,518          6,430,703           10,307,067

(5)  SUBSEQUENT EVENT

     On October 27, 1999, the Company sold 4,000,000 shares of common stock at an initial public offering price of $18 per share and began trading on the Nasdaq National Market under the symbol PRDS. On November 1, 1999, the Company received net proceeds of approximately $67.0 million, after deducting underwriting discounts and commissions. The

     Company has granted underwriters a 30 day option to purchase up to an additional 600,000 shares of common stock at $18 per share to cover over-allotments.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND FUTURE PERFORMANCE OF THE COMPANY WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES" OR SIMILAR LANGUAGE. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN AND ELSEWHERE IN THE COMPANY'S OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                  Substantially all of our revenues are derived from professional services. We provide network consulting services to our clients on either a project outsource or collaborative consulting basis. We derive revenues from these services on both a fixed-price, fixed-time basis and on a time-and-expense basis. We use our BusinessFirst methodology to estimate and propose prices for our fixed-price projects. The estimation process accounts for standard billing rates particular to each project, the client's technology environment, the scope of the project, and the project's timetable and overall technical complexity. A member of our senior management team must approve all of our fixed-price proposals. For these contracts, we recognize revenue using a percentage-of-completion method primarily based on costs incurred. We make provisions for estimated losses on uncompleted contracts on a contract-by-contract basis and recognize such provisions in the period in which the losses are determined. Professional services revenues for time-and-expense based projects are recognized as services are performed. Any payments received in advance of services performed are recorded as deferred revenue. Our clients are generally able to reduce or cancel their use of our professional services without penalty and with little or no notice. We also derive limited revenues from the sale of hardware and software. We sell hardware and software only when specifically requested by a client. We expect revenues from the sale of hardware and software to continue to decline on a percentage basis.

                  Since we recognize professional services revenues only when our consultants are engaged on client projects, the utilization of our consultants is important in determining our operating results. In addition, a substantial majority of our operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, any underutilization of our consultants may cause significant variations in our operating results in any particular quarter and could result in losses for such quarter. Factors which could cause underutilization include:

                  - the reduction in size, delay in commencement, interruption or termination of one or more significant projects;

                  - the completion during a quarter of one or more significant projects;

                  - the miscalculation of resources required to complete new or ongoing projects; and

                  - the timing and extent of training, weather related shut-downs, vacations and holidays.

                  Our cost of revenues consist of costs associated with our professional services and hardware and software purchases. Costs of revenues associated with professional services include compensation and benefits for our consultants and project-related travel expenses. Costs of hardware and software purchases consist of acquisition costs of third-party hardware and software resold.

                  On August 12, 1999, we acquired Network Resource Consultants and Company B.V. for an aggregate purchase price of approximately $4.3 million. The purchase price was paid in the form of 1,062,814 shares of our common stock in exchange for all of the outstanding capital stock of Network Resource Consultants and Company. The acquisition was accounted for as a purchase and resulted in intangible assets of approximately $4.3 million representing the excess purchase price over the fair value of the net assets acquired. The intangible assets will be amortized over a period of 5 years.

                  We plan to continue to expand our operations by hiring additional consultants and other employees, and adding new offices, systems and other infrastructure. The resulting increase in operating expenses will have a material adverse effect on our operating results if our revenues do not increase to support such expenses. Based on all of the foregoing, we believe that our quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as indications of future performance.



RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 and 1999

                  REVENUES. Substantially all of our revenues are derived from fees for professional services. Revenues increased 123.5% from $16.4 million in the nine months ended September 30, 1998 to $36.7 million in the nine months ended September 30, 1999. Revenues from professional services increased 123.2% from $15.6 million in the nine months ended September 30, 1998 to $34.9 million in the nine months ended September 30, 1999. This increase was primarily due to an increase in the number of professional services projects and an increase in the size of the projects. Revenues from hardware and software sales increased 129.3% from $764,000 in the nine months ended September 30, 1998 to $1.8 million in the nine months ended September 30, 1999. During the nine months ended September 30, 1999, Bear Stearns & Co. Inc. and Qwest Communication, Inc. accounted for 18.1% and 16.7%, respectively, of our revenues. The number of our billable consultants increased from 133 at September 30, 1998 to 263 at September 30, 1999.

                  GROSS PROFIT. Gross profit increased 149.4% from $7.2 million in the nine months ended September 30, 1998 to $18.1 million in the nine months ended September 30, 1999. As a percentage of revenues, gross profit increased from 44.2% in the nine months ended September 30, 1998 to 49.3% in the nine months ended September 30, 1999. This increase in gross profit was due to efficiencies in completing fixed-price, fixed-time projects, higher utilization rates and an increase in average billing rates. Cost of revenues increased from $9.2 million in the nine months ended September 30, 1998 to $18.6 million in the nine months ended September 30, 1999. This increase in cost of revenues was due primarily to an increase in compensation and benefits paid to consultants.

                  SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of compensation and benefits, travel expenses and promotional expenses. Sales and marketing expenses increased 155.0% from $2.3 million in the nine months ended September 30, 1998 to $5.8 million in the nine months ended September 30, 1999. As a percentage of revenues, sales and marketing expenses increased from 13.9% in the nine months ended September 30, 1998 to 15.9% in the nine months ended September 30, 1999. This increase was primarily due to an increase of $2.6 million in compensation and benefits paid due to the hiring of additional personnel, an increase of $750,000 in commissions paid to direct sales employees reflecting the increase in our revenues and an increase of $225,000 due to increased sales and marketing efforts.

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 107.7% from $5.8 million in the nine months ended September 30, 1998 to $12.1 million in the nine months ended September 30, 1999. As a percentage of revenues, general and administrative expense decreased from 35.5% in the nine months ended September 30, 1998 to 33.0% in the nine months ended September 30, 1999. The increase in absolute dollars was primarily due to an increase of $3.2 million in recruiting and professional development and other administrative costs due to the continued investment in our in-house recruiting organization, an increase of $1.9 million in compensation and benefit costs, and an increase of $1.2 million in facilities and equipment costs reflecting the continued investment in our infrastructure.

                  DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 85.2% from $353,000 in the nine months ended September 30, 1998 to $653,000 in the nine months ended September 30, 1999. This increase was due to purchases of additional computer equipment to support our growth and amortization of intangibles of $114,000 associated with acquisition of Network Resource Consultants and Company.

                  NONCASH COMPENSATION EXPENSE. During the nine months ended September 30, 1999, we granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock. This will result in noncash compensation expense over the period that these specific options vest. We estimate this expense will be approximately $48,000 for the year ended December 31, 1999. During the nine months ended September 30, 1999, we recorded $29,000 of noncash compensation expense related to these options. The remaining noncash compensation expense beyond 1999 is currently estimated to be $257,000.

                  OTHER INCOME (EXPENSE). Other expense decreased from $139,000 in the nine months ended September 30, 1998 to $23,000 of income in the nine months ended September 30, 1999. This decrease was primarily due to a decrease in interest expense related to short term borrowings, and increased interest income and other non-operating income.

                  INCOME TAXES. The income tax benefit was ($495,000) on pre-tax losses of $1.4 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, the income tax provision was $306,000 on U.S. pre-tax income of $590,000. The U.S. effective tax rate was 36.6% and 51.8% during the nine months ended September 30, 1998 and 1999, respectively. The differences in the effective tax rates relates to the provision for a valuation allowance against net operating losses of our foreign subsidiaries and non-tax deductible expenses, including amortization of intangibles of $114,000, and non-cash compensation expenses of $29,000 for the nine months ended September 30, 1999.

Three Months Ended September 30, 1998 and 1999

                  REVENUES. Revenues increased 103.2% from $6.9 million in the three months ended September 30, 1998 to $14.1 million in the three months ended September 30, 1999. Revenues from professional services increased 103.3% from $6.7 million in the three months ended September 30, 1998 to $13.6 million in the three months ended September 30, 1999. This increase was primarily due to an increase in the number of professional services projects and an increase in the size of the projects. Revenues from hardware and software sales increased 98.6% from $234,000 in the three months ended September 30, 1998 to $465,000 in the three months ended September 30, 1999. During the three months ended September 30, 1999, Bear Stearns & Co. Inc. and Qwest Communication, Inc. accounted for 10.1% and 16.1%, respectively, of our revenues. The number of our billable consultants increased from 133 at September 30, 1998 to 263 at September 30, 1999.

                  GROSS PROFIT. Gross profit increased 99.7% from $3.4 million in the three months ended September 30, 1998 to $6.8 million in the three months ended September 30, 1999. As a percentage of revenues, gross profit decreased from 49.0% in the three months ended September 30, 1998 to 48.2% in the three months ended September 30, 1999. This decrease in gross profit was due to a decrease in the utilization rate in our foreign subsidiaries due to the European summer holidays and a large number of newly hired consultants in the U.S. for projects starting in the fourth quarter. Cost of revenues increased from $3.5 million in the three months ended September 30, 1998 to $7.3 million in the three months ended September 30, 1999. This increase in cost of revenues was due primarily to an increase in compensation and benefits paid to consultants.

                  SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 135.0% from $1.0 million in the three months ended September 30, 1998 to $2.4 million in the three months ended September 30, 1999. As a percentage of revenues, sales and marketing expenses increased from 14.9% in the three months ended September 30, 1998 to 17.2% in the three months ended September 30, 1999. This increase was primarily due to an increase of $875,000 in compensation and benefits paid due to the hiring of additional personnel, an increase of $300,000 in commissions paid to direct sales employees reflecting the increase in our revenues and an increase of $225,000 due to increased sales and marketing efforts.

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 111.1% from $2.2 million in the three months ended September 30, 1998 to $4.7 million in the three months ended September 30, 1999. As a percentage of revenues, general and administrative expenses increased from 32.2% in the three months ended September 30, 1998 to 33.4% in the three months ended September 30, 1999. The increase was primarily due to an increase of $1.6 million in recruiting and professional development and other administrative costs due to the continued investment in our in-house recruiting organization, an increase of $600,000 in compensation and benefit costs, and an increase of $225,000 in facilities and equipment costs reflecting the continued investment in our infrastructure.

                  DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 176.5% from $123,000 in the three months ended September 30, 1998 to $341,000 in the three months ended September 30, 1999. This increase was due to purchases of additional computer equipment to support our growth and amortization of intangibles of $114,000 associated with the acquisition of Network Resource Consultants and Company.

                  NONCASH COMPENSATION EXPENSE. During the three months ended September 30, 1999, we granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock. This will result in noncash compensation expense over the period that these specific options vest. We estimate that this expense will be approximately $48,000 for the year ended December 31, 1999. During the three months ended September 30, 1999, we recorded $19,000 of noncash compensation expense related to these options. The remaining noncash compensation expense beyond 1999 is currently estimated to be $257,000.

                  OTHER INCOME (EXPENSE). Other expense decreased from $85,000 in the three months ended September 30, 1998 to $25,000 of income in the three months ended September 30, 1999. This decrease was primarily due to a decrease in interest expense related to short term borrowings, and increased interest income and other non-operating income.

                  INCOME TAXES. Provision for income taxes was $46,000 on pre-tax losses of $73,000 for the three months ended September 30, 1998. For the three months ended September 30, 1999, the income tax benefit was $55,000 on U.S. pre-tax losses of $236,000. The difference in the effective tax rates relates to the provision for a valuation allowance against net operating losses of our foreign subsidiaries and an increase in expenses not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations through borrowings under short-term credit facilities, the sale of equity securities and cash flows from operations. At

September 30, 1999, we had approximately $14.4 million in cash and cash equivalents. On November 1, 1999, we completed the initial public offering of 4,000,000 shares of our common stock and received net proceeds of approximately $67.0 million, after deducting underwriting discounts and commissions.

         Net cash used in operating activities was $6.3 million for the nine months ended September 30, 1999. Significant uses of cash resulted from an increase in accounts receivable offset by an increase in accounts payable and accrued expenses.

         Net cash provided by financing activities was $20.5 million for the nine months ended September 30, 1999. During the nine months ended September 30, 1999, we sold preferred and common stock in private placements for aggregate net proceeds of approximately $34.2 million. During the nine months ended September 30, 1999, we redeemed 2,855,100 shares of our common stock at a purchase price of $2.94 per share for an aggregate payment of approximately $8.4 million. During the nine months ended September 30, 1999, we repaid approximately $9.9 million of short-term borrowings.

         Our capital expenditures were $1.4 million for the nine months ended September 30, 1999. Capital expenditures were made to purchase computer equipment and office furniture and for leasehold improvements.

         We have a demand loan facility, secured by a lien on all our assets, under which we may borrow up to the lesser of $5.0 million or 80.0% of eligible accounts receivable. Amounts outstanding under the facility bear interest at a rate of 11.25% per annum. At September 30, 1999, there were no amounts outstanding under the facility.

         We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated needs for working capital and capital expenditures at least for the next twelve months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

IMPACT OF THE YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept or recognize only two-digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, it is necessary to update the computer systems and/or software used by many companies and governmental agencies to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

         We are exposed to the risk that the systems on which we depend to conduct our operations are not Year 2000 compliant.

         STATE OF READINESS. We are in the process of determining the Year 2000 readiness of our information technology systems, which include our hardware and software, and our non-information technology systems, which include the telephone systems and other office equipment we use internally. Our assessment plan consists of the following steps:

                  - evaluating our date dependent code, software and hardware and evaluating external dependencies;

                  - quality assurance testing of our internally-developed proprietary software;

                  - contacting third-party vendors and licensors of material hardware, software and services that we use;

                  - contacting vendors of material non-information technology systems that we use;

                  - formulating repair or replacement requirements and implementing corrective measures; and

                  - evaluating the need for, and preparing and implementing, if required, a contingency plan.

                  To date, we have determined the following through our assessment:

                  - We have checked our internally developed software and systems for date dependent code, and all material files and systems are Year 2000 compliant. We believe that the recently installed code is also Year 2000 compliant;

                  - We have contacted the vendors of material hardware and software components of our information technology systems, and they have informed us that the products we use are currently Year 2000 compliant;

                  - Commercial software, including financial reporting software, upon which we depend is either Year 2000 compliant or will be upgraded to be compliant in the normal course of business through upgrades or installation of software patches;

                  - Substantially all hardware we use in our network operations and all of the hardware we use in our office operations have been certified as Year 2000 compliant by its vendors;

                  - Our telephone system and mail systems are certified as Year 2000 compliant; and

                  - Our landlords and third-party advertising sales representative and servicing organizations have not yet provided us with Year 2000 compliance information.

         While we have assessed the Year 2000 readiness of each of our material internal systems, we will not conduct an end-to-end system test until the end of November 1999. Accordingly, we cannot yet assess whether our internal system, as a whole, is Year 2000 compliant.

         COSTS. We estimate that the total cost for our Year 2000 compliance efforts will be approximately $250,000. Most of these expenses relate to the operating costs associated with time spent by our employees in Year 2000 compliance matters. If we encounter unexpected difficulties, or we are unable to obtain compliance information from material third parties, we may need to spend additional amounts to ensure that our systems are Year 2000 compliant.

         RISKS. Although we have received compliance information from our material third-party vendors, we have not received compliance information from all of our third-party vendors. In addition, it is possible that our third-party vendors were mistaken in certifying that their systems are Year 2000 compliant. In addition, we will not conduct an end-to-end system test until the end of November 1999. If we fail to fix our internal systems or to fix or replace material third-party software, hardware or services on a timely basis, we may suffer lost revenues, increased operating costs and other business interruptions, any of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, if we fail to adequately address Year 2000 compliance issues, we may be subject to claims of mismanagement and related litigation, which would be costly and time-consuming to defend.

         In addition, we cannot assure you that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside our control will be Year 2000 compliant. If those entities fail to be Year 2000 compliant, there may be a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could have a material adverse effect on our business, results of operations and financial condition.

         CONTINGENCY PLAN. As discussed above, we are engaged in an ongoing Year 2000 assessment and have developed no contingency plans to address the worst-case scenario that might occur if technologies we depend upon actually are not Year 2000 compliant. We will take into account our Year 2000 simulation testing results and the responses we receive from all third-party vendors and service providers in determining the need for and nature and extent of any contingency plans. We intend to develop any required contingency plan by the end of November 1999.

FORWARD-LOOKING STATEMENTS

                  The Year 2000 discussion above is provided as a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386) enacted on October 19, 1998 and contains forward-looking statements. These statements are based on management's best current estimates, which were derived from a number of assumptions about future events, including the continued availability of resources, representations received form third parties and other factors. However, we cannot assure you that these estimates will be achieved, and our actual results could differ materially from those anticipated. Specific factors that might cause material differences include:

                  - the ability to identify and remediate all relevant systems;
                  -        results of Year 2000 testing;
                  - adequate resolution of Year 2000 issues by governmental agencies, businesses and other third parties who are our outsourcing service providers, suppliers, and vendors;
                  -        unanticipated system costs; and
                  -        our ability to implement adequate contingency plans.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                  RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

OUR LIMITED OPERATING HISTORY, PARTICULARLY IN LIGHT OF OUR RECENT GROWTH, MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND TO PREDICT OUR FUTURE SUCCESS

         We commenced operations in February 1995 and therefore have only a limited operating history for you to evaluate our business. Because of our limited operating history, recent growth and the fact that many of our competitors have longer operating histories, we believe that the prediction of our future success is difficult. You should evaluate our chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a new business, many of which are beyond our control. You should not rely on our historical results of operations as indications of future performance. The uncertainty of our future performance and the uncertainties of our operating in a new and expanding market increase the risk that the value of your investment will decline.

BECAUSE MOST OF OUR REVENUES ARE GENERATED FROM A SMALL NUMBER OF CLIENTS, OUR REVENUES ARE DIFFICULT TO PREDICT AND THE LOSS OF ONE COULD SIGNIFICANTLY REDUCE OUR REVENUES

         During the nine months ended September 30, 1999, each of Bear Stearns and Qwest Communications accounted for 18.1% and 16.7%, respectively, of our revenues. Our five largest clients accounted for 50.3% of our revenues for the nine months ended September 30, 1999. For the year ended December 31, 1998, our five largest clients accounted for 54.9% of our revenues. If one of our major clients discontinues or significantly reduces the use of our services, we may not generate sufficient revenues to offset this loss of revenues and our net income will decrease. In addition, the non-payment or late payment of amounts due from a major client could adversely affect us.

OUR CLIENTS MAY TERMINATE THEIR CONTRACTS WITH US ON SHORT NOTICE

         Our services are often delivered pursuant to short-term arrangements and most clients can reduce or cancel their contracts for our services without penalty and with little or short notice. If a major client or a number of small clients terminate our contracts or significantly reduce or modify their business relationships with us, we may not be able to replace the shortfall in revenues. Consequently, you should not predict or anticipate our future revenues based upon the number of clients we have currently or the number and size of our existing projects.

OUR OPERATING RESULTS MAY VARY FROM QUARTER TO QUARTER IN FUTURE PERIODS, AND AS A RESULT, WE MAY FAIL TO MEET THE EXPECTATIONS OF OUR INVESTORS AND ANALYSTS, WHICH MAY CAUSE OUR STOCK PRICE TO FLUCTUATE OR DECLINE

         Our operating results have varied from quarter to quarter. Our operating results may continue to vary as a result of a variety of factors. These factors include:

                  -        the loss of key employees;
                  - the development and introduction of new service offerings;
                  -        reductions in our billing rates;
                  - the miscalculation of resources required to complete new or ongoing projects;
                  -        the utilization of our workforce; and
                  -        the timing and extent of training.

         Many of these factors are beyond our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. In addition, our operating results may be below the expectations of public market analysts or investors in some future quarter. If this occurs, the price of our common stock is likely to decline.

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUES FROM FIXED-PRICE PROJECTS, UNDER WHICH WE ASSUME GREATER FINANCIAL RISK IF WE FAIL TO ACCURATELY ESTIMATE THE COSTS OF THE PROJECTS

         We derive a substantial portion of our revenues from fixed-price projects. For the year ending December 31, 1998 and the nine months ended September 30, 1999, fixed-price projects accounted for 26.0% and 36.8% of our revenue, respectively. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed the price, which could result in a loss on the project and a decrease in net income. Further, the average size of our contracts has increased in recent quarters, resulting in a corresponding increase in our exposure to the financial risks of fixed-price engagements. We recognize revenues from fixed-price projects based on our estimate of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on a fixed-price project may not accurately reflect the final results of the project and we would be required to record an expense for these periods equal to the amount by which our revenues were previously overstated.

OUR OPERATING RESULTS MAY FLUCTUATE DUE TO SEASONAL FACTORS WHICH COULD RESULT IN GREATER THAN EXPECTED LOSSES

         Our results of operations may experience seasonal fluctuations as businesses typically spend less on network management services during the summer and year-end vacation and holiday periods. Additionally, as a large number of our employees take vacation during these periods, our utilization rates during these periods tend to be lower, which reduces our margins and operating income. Accordingly, we may report greater than expected losses for these periods.

OUR LONG SALES CYCLE MAKES OUR REVENUES DIFFICULT TO PREDICT AND COULD CAUSE OUR QUARTERLY OPERATING RESULTS TO BE BELOW THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS

         The timing of our revenues is difficult to predict because of the length and variance of the time required to complete a sale. Before hiring us for a project, our clients often undertake an extensive review process and may require approval at various levels within their organization. Any delay due to a long sales cycle could reduce our revenues for a quarter and cause our quarterly operating results to be below the expectations of public market analysts or investors. If this occurs, the price of our common is likely to decline.

                    RISKS RELATED TO OUR STRATEGY AND MARKET

WE MAY HAVE DIFFICULTY MANAGING OUR EXPANDING OPERATIONS, WHICH MAY HARM OUR BUSINESS

         A key part of our strategy is to grow our business; however, our rapid growth has placed a significant strain on our managerial and operational resources. From January 1, 1997 to September 30, 1999, our staff increased from approximately 123 to approximately 365 employees. To manage our growth, we must continue to improve our financial and management controls, reporting systems and procedures, and expand and train our work force. We may not be able to do so successfully.

WE MAY NOT BE ABLE TO HIRE AND RETAIN QUALIFIED NETWORK SYSTEMS CONSULTANTS, WHICH COULD AFFECT OUR ABILITY TO COMPETE EFFECTIVELY

         Our continued success depends on our ability to identify, hire, train and retain highly qualified network management consultants. These individuals are in high demand and we may not be able to attract and retain the number of highly qualified consultants that we need. If we cannot retain, attract and hire the necessary consultants, our ability to grow, complete existing projects and bid for new projects will be adversely affected.

COMPETITION IN THE NETWORK CONSULTING INDUSTRY IS INTENSE, AND THEREFORE WE MAY LOSE PROJECTS TO OUR COMPETITORS

         Our market is intensely competitive, highly fragmented and subject to rapid technological change. We expect competition to intensify and increase over time. We may lose projects to our competitors, which could adversely affect our business, results of operations and financial condition. In addition, competition could result in lower billing rates and gross margins and could require us to increase our spending on sales and marketing.

         We face competition from systems integrators, value added resellers, local and regional network services firms, telecommunications providers, and network equipment and computer systems vendors. These competitors may be able to respond more quickly to new or emerging technologies and changes in client requirements or devote greater resources to the expansion of their market share.

         Additionally, our competitors have in the past and may in the future form alliances with various network equipment vendors that may give them an advantage in implementing networks using that vendor's equipment.

         We also compete with internal information technology departments of current and potential clients. To the extent that current or potential clients decide to satisfy their needs internally, our business will suffer.

IF WE ARE UNABLE TO INTEGRATE OUR RECENT ACQUISITION OF NETWORK RESOURCE CONSULTANTS AND COMPANY AND ANY FUTURE ACQUISITIONS, OUR BUSINESS MAY BE DISRUPTED

         We recently acquired Network Resource Consultants and Company, a network consulting company based in The Netherlands. The integration of this and future acquisitions presents us with significant financial, managerial and operational challenges. We may not be able to meet these challenges effectively.

         To the extent our management is required to devote significant time and attention to integrating the technology, operations and personnel of acquired businesses, we may not be able to properly serve our current clients or attract new clients. Any difficulties in integrating acquisitions could disrupt our ongoing business, distract our management and employees, increase our expenses and otherwise adversely affect our business.

IF WE ARE UNABLE TO FIND SUITABLE ACQUISITION CANDIDATES, OUR GROWTH COULD BE IMPEDED

         A component of our growth strategy is the acquisition of, or investment in, complementary businesses, technologies, services or products. Our ability to identify and invest in suitable acquisition and investment candidates on acceptable terms is crucial to this strategy. We may not be able to identify, acquire or make investments in promising acquisition candidates on acceptable terms. Moreover, in pursuing acquisition and investment opportunities, we may be in competition with other companies having similar growth and investment strategies. Competition for these acquisitions or investment targets could also result in increased acquisition or investment prices and a diminished pool of businesses, technologies, services or products available for acquisition or investment.

OUR ACQUISITION STRATEGY COULD HAVE AN ADVERSE EFFECT ON CLIENT SATISFACTION AND OUR OPERATING RESULTS

         Acquisitions involve a number of risks, including:

                  - adverse effects on our reported operating results due to accounting charges associated with acquisitions;
                  - increased expenses, including compensation expense resulting from newly hired employees; and
                  - potential disputes with the sellers of acquired businesses, technologies, services or products.

         Client dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse impact on our reputation as a whole. In addition, any acquired business, technology, service or product could significantly underperform relative to our expectations.

COMPETITION FOR EXPERIENCED PERSONNEL IS INTENSE AND OUR INABILITY TO RETAIN KEY PERSONNEL COULD INTERRUPT OUR BUSINESS AND ADVERSELY AFFECT OUR GROWTH

         Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel, in particular Ronald G. Pettengill, Jr., our Chairman and Chief Executive Officer, and Robert L. Belau, our President. Losing the services of any of these individuals would impair our ability to effectively deliver our services and manage our company, and to carry out our business plan. In addition, competition for qualified personnel in the network consulting industry is intense and we may not be successful in attracting and retaining these personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult to hire these persons. Our business will suffer if we encounter delays in hiring additional personnel.

OUR INTERNATIONAL EXPANSION EFFORTS, WHICH ARE A KEY PART OF OUR GROWTH STRATEGY, MAY NOT BE SUCCESSFUL

         We expect to expand our international operations and international sales and marketing efforts. Recently, we commenced operations in England. In addition, in August 1999, we acquired Network Resource Consultants and Company, a network consulting company based in The Netherlands. We have had limited experience in marketing, selling and distributing our services internationally. We may not be able to maintain and expand our international operations or successfully market our services internationally. Failure to do so may negatively affect our business, as well as our ability to grow.

OUR BUSINESS MAY SUFFER IF WE FAIL TO ADAPT APPROPRIATELY TO THE CHALLENGES ASSOCIATED WITH OPERATING INTERNATIONALLY

         Operating internationally may require us to modify the way we conduct our business and deliver our services in these markets.

         We anticipate that we will face the following challenges internationally:

                  - the burden and expense of complying with a wide variety of foreign laws and regulatory requirements;
                  -        potentially adverse tax consequences;
                  - longer payment cycles and problems in collecting accounts receivable;
                  - technology export and import restrictions or prohibitions;
                  -        tariffs and other trade barriers;
                  - difficulties in staffing and managing foreign operations;
                  -        cultural and language differences;
                  -        fluctuations in currency exchange rates; and
                  - seasonal reductions in business activity during the summer months in Europe.

         If we do not appropriately anticipate changes and adapt our practices to meet these challenges, our growth could be impeded and our results of operations could suffer.

IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGES, OUR SERVICES MAY BECOME LESS COMPETITIVE AND OUR BUSINESS WILL SUFFER

         Our market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. As a result of the complexities inherent in today's computing environments, we face significant challenges in remaining abreast of such changes and product introductions. If we cannot keep pace with these changes, we will not be able to meet our clients' increasingly sophisticated network management needs and our services will become less competitive.

         Our future success will depend on our ability to:

                  - keep pace with continuing changes in industry standards, information technology and client preferences;
                  -        respond effectively to these changes; and
                  - develop new services or enhance our existing services.

         We may be unable to develop and introduce new services or enhancements to existing services in a timely manner or in response to changing market conditions or client requirements.


IF THE USE OF LARGE-SCALE, COMPLEX NETWORKS DOES NOT CONTINUE TO GROW, WE MAY NOT BE ABLE TO SUCCESSFULLY INCREASE OR MAINTAIN OUR CLIENT BASE AND REVENUES

         To date, a majority of our revenues have been from network management services related to large-scale, complex networks. We believe that we will continue to derive a majority of our revenues from providing network design, performance, management and security services. As a result, our future success is highly dependent on the continued growth and acceptance of large-scale, complex computer networks and the continued trend among our clients to use third-party service providers. If the growth of the use of enterprise networks does not continue or declines, our business may not grow and our revenues may decline.

IF THE INTERNET DOES NOT GROW AND CONTINUE TO DEVELOP AS A VIABLE BUSINESS TOOL, DEMAND FOR OUR SERVICES AND OUR REVENUES MAY DECLINE

         The growing demand for network management services has been driven in part by the growth of the Internet. The Internet may not prove to be a viable commercial marketplace because of:

                  -        inadequate development of the necessary
                           infrastructure;
                  - lack of development of complementary products (such as high speed modems and high speed communication lines);
                  -        implementation of competing technology;
                  - delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; or
                  -        governmental regulation.

         Moreover, critical issues concerning the use of the Internet remain unresolved and may affect the growth of the use of such technologies to solve business problems. If the Internet fails to grow or grows more slowly as a viable business tool than anticipated, there will be a significant decline in the need for our services and our revenues will decline.


YEAR 2000 PROBLEMS PRESENT TECHNOLOGICAL RISKS WHICH MAY BE COSTLY TO CORRECT AND WHICH MAY DISRUPT OUR BUSINESS

         Year 2000 problems could cause us, or our clients, to experience operational difficulties and incur expenses. Although we have received compliance information from our material third-party vendors, we have not received compliance information from all of our third-party vendors. In addition, it is possible that our third-party vendors were mistaken in certifying that their systems are Year 2000 compliant. Furthermore, we will not conduct an end-to-end system test until the end of November 1999. If we fail to fix our internal systems or to fix or replace material third-party software, hardware or services on a timely basis, we may suffer lost revenues, increased operating costs and other business interruptions, any of which would materially and adversely affect us. Moreover, if we fail to adequately address Year 2000 compliance issues, we may be subject to claims of mismanagement and related litigation, which would be costly and time-consuming to defend.


         In addition, we cannot assure you that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside our control will be Year 2000 compliant. If those entities fail to be Year 2000 compliant, there may be a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could materially disrupt our ability to deliver our services.


RISKS RELATED TO INTELLECTUAL PROPERTY MATTERS AND POTENTIAL LEGAL LIABILITY UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY BY THIRD PARTIES MAY DAMAGE OUR BRAND

         We regard our copyrights, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. We rely on trademark and copyright law, trade secret protection and confidentiality and/or license and other agreements with our employees, customers, partners and others to protect our intellectual property rights. However, we do not have any patents or patent applications pending and existing trade secret, trademark and copyright laws afford us only limited protection. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our authorization. The laws of some foreign countries are also uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

WE MAY NOT BE ABLE TO OBTAIN TRADEMARK PROTECTION FOR SOME OF OUR IMPORTANT TRADEMARKS, WHICH WOULD SIGNIFICANTLY IMPAIR OUR ABILITY TO PREVENT OTHERS FROM USING THOSE TRADEMARKS AND MAY REQUIRE US TO REPLACE THEM WITH NEW TRADEMARKS

         The trademark offices in the United States and England have raised objections to the registration of our "PREDICTIVE SYSTEMS," "BUSINESSFIRST" and Predictive logo trademarks, including likelihood of confusion with pre-existing trademarks and descriptiveness. We have responded to these objections and are awaiting the trademark offices' decisions on our responses. We have not, however, received any objections from third parties asserting likelihood of confusion claims with respect to our trademarks. Nonetheless, we may not be able to obtain trademark registrations in the United States or England, or both, for one or more of these trademarks, in which case we will be unable to fully enforce our statutory trademark rights against third parties for these trademarks, and/or we must decide to replace such trademarks with new trademarks.

WE MAY HAVE TO DEFEND AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, WHICH COULD BE EXPENSIVE AND, IF WE ARE NOT SUCCESSFUL, COULD DISRUPT OUR BUSINESS

         We cannot be certain that our services, the finished products that we deliver or materials provided to us by our clients for use in our finished products do not or will not infringe valid patents, copyrights, trademarks or other intellectual property rights held by third parties. As a result, we may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

BECAUSE OUR SERVICES ARE OFTEN CRITICAL TO OUR CLIENTS' OPERATIONS, WE MAY BE SUBJECT TO SIGNIFICANT CLAIMS IF OUR SERVICES DO NOT MEET OUR CLIENTS EXPECTATIONS

         Many of our projects are critical to the operations of our clients' businesses. If we cannot complete these projects to our clients' expectations, we could materially harm our clients' operations. This could damage our reputation, subject us to increased risk of litigation or result in our having to provide additional services to a client at no charge. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed.

OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AND COULD DROP UNEXPECTEDLY

         The market price of our common stock is likely to be highly volatile and may fluctuate substantially. As a result, investors in our common stock may experience a decrease in the value of their common stock regardless of our operating performance or prospects. In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation was often brought against that company. Many technology-related companies have been subject to this type of litigation. We may also become involved in this type of litigation. Litigation is often expensive and diverts management's attention and resources.

WE ARE CONTROLLED BY A SMALL GROUP OF OUR EXISTING STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS

         Our directors, executive officers and affiliates currently beneficially own approximately 67.0% of the outstanding shares of our common stock. Accordingly, these stockholders will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.

OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER THAT STOCKHOLDERS MAY CONSIDER FAVORABLE

         Provisions in our charter and bylaws may have the effect of delaying or preventing a change of control or changes in our management that stockholders consider favorable or beneficial. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline.

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

              No material legal proceedings.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  On August 12, 1999 the Registrant issued 1,062,814 shares of common stock to two persons in exchange for all of the outstanding capital stock of Network Resource Consultants and Company, B.V. in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

                  On September 15, 1999, the Registrant issued 1,242,000 shares of common stock to Cisco Systems, Inc., an accredited investor, in a private placement for an aggregate amount of $14,904,000 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

                  On September 22, 1999, the Registrant issued 94,867 and 18,133 shares of common stock to General Atlantic Partners 57, L.P. and GAP Coinvestment Partners II, L.P., both accredited investors, in a private placement for an aggregate amount of $1,356,000 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              NONE

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   In September 1999, in a Written Consent in Lieu of a Special
              Meeting of the Stockholders of the Company, a majority of the holders of the then outstanding shares of common stock of the Company (which majority included the majority of holders of the preferred stock of the Company, voting on an as-converted basis) approved:

                   (1) the adoption of the Amended and Restated Certificate of
              Incorporation of the Company;

                   (2) the adoption of the Amended and Restated By-Laws of the
              Company;

                   (3) the adoption of the 1999 Employee Stock Purchase Plan, including the reservation of 750,000 shares thereunder; and

                   (4) the adoption of the 1999 Stock Incentive Plan, including the reservation of an additional 2,345,597 shares thereunder.

         ITEM 5.  OTHER INFORMATION

              NONE

         ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

              (a)     The following exhibits are filed as part of this report:

                      27.1 Financial Data Schedule

              (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

         ITEM 7.  SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PREDICTIVE SYSTEMS, INC.
                            (Registrant)


Date: November 15, 1999     /s/ RONALD G. PETTENGILL, JR.
                            -----------------------------------------
                            Name: Ronald G. Pettengill, Jr.
                            Title: Chief Executive Officer
                                   (principal executive officer)


Date: November 15, 1999     /s/ GERARD E. DORSEY
                            ------------------------------------------
                             Name: Gerard E. Dorsey
                             Title: Chief Financial Officer
                                    (principal accounting and financial officer)