Form 10-K
period 2000-03-06
PREDICTIVE SYSTEMS INC
filed 2000-03-30
CIK 727489

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                        COMMISSION FILE NUMBER 000-30422


                            PREDICTIVE SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)


  DELAWARE                        7371                          13-3808483
 (State of            (Primary Standard Industrial            I.R.S. Employer
Incorporation)            Classification Code)            Identification Number)


                          417 Fifth Avenue, 11th Floor
                            New York, New York 10016
                                 (212) 659-3400
              (Address, Including Zip Code, and Telephone Number,
       Including Area Code, of Registrant's Principal Executive Offices)


        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

                               ------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK PAR VALUE $0.001 PER SHARE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2000 was $276,854,232.75 (based on the last reported sale price on the NASDAQ National Market on that date).

   The number of shares outstanding of the registrant's common stock as of March 1, 2000 was 23,429,200.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None

                                     PART 1

Item 1. Business

Recent Developments

     On March 6, 2000 we filed a Registration Statement on Form S-1 (Registration No. 333-31770). You should review the Registration Statement and the amendments for more information about this offering.

Overview

     We are a network consulting company focused on the design, performance, management and security of complex computing networks. We utilize our proprietary consulting methodology, BusinessFirst, to translate our clients' strategic business objectives into sound technology solutions. Using our BusinessFirst methodology, we demonstrate the business value of technology solutions in specific and measurable terms, thereby enabling our clients to incorporate objective and quantifiable analysis into their technology investment decisions.

     As an independent service provider, we provide our clients with unbiased expertise that enables the design, implementation and management of optimal technology solutions. We provide our services on either a project outsource or collaborative consulting basis. Our project outsource services are based on and measured against mutually agreed upon service offerings and provide our clients with certainty of costs, delivery time and project scope. Our collaborative consulting services enable our clients to utilize our extensive expertise in order to extend their internal capabilities and to access our methodologies. In addition to these services, we have developed an innovative service model through which we deliver our clients packaged service products, otherwise referred to as productized services. Our service products are characterized by pre-defined service offerings that have pre-defined deliverables, a pre-defined pricing model and are implemented using a pre-defined methodology. In contrast to our project outsource and collaborative consulting services which provide our clients with services that are customized for, and therefore unique to, each engagement, our service products are typically provided with little or no modification.

     Our consultants are organized into the following practice areas, which cover the four cornerstones of network computing: network and systems management; internetwork design and engineering; performance management; and information security. This structure enables our consultants to gain in-depth expertise and become intimately familiar with the best practices and methodologies identified within each of those disciplines.


Industry Background

     The effective communication and management of information has become critical to success in today's competitive and rapidly changing global business environment. Network infrastructures that once were viewed as sources of competitive advantage are now being recognized as competitive necessities for businesses in a broad range of industries. This shift is driven primarily by the following factors:

   o the migration from mainframe and client/server technologies to Internet-based computing environments among most industries;

   o the demand for real-time exchange of critical, time-sensitive information within organizations and among their external constituents; and

   o the widespread adoption of the Internet among consumers.

     As a result of these factors, current and emerging network hardware and software companies are rapidly developing sophisticated technologies for business users to accommodate critical applications, such as electronic commerce, supply chain management, web hosting, customer relationship management and global marketing. In addition to business use of networks, consumers are increasingly accessing networks, via the Internet, to communicate, store and publish information, conduct retail transactions and access online sources of entertainment. Business and consumer trends will continue to positively impact the number of users who access, and the data traffic carried over, the Internet.

     The growth in network-dependent activities requires complex network solutions that integrate a variety of systems and technologies from multiple vendors. The rapid pace of change in networking technology has further increased the complexity of designing and implementing these network solutions. As competing hardware and software companies develop applications to more effectively and efficiently manage increasing volumes of information, rapid adoption of new technologies is required for businesses to remain competitive. Accordingly, the demand for experienced professionals that can assist businesses in designing, implementing, managing and monitoring complex network solutions has increased dramatically.

     As a result of demand for professionals with networking expertise, it has become increasingly difficult for businesses to attract and retain dedicated internal information technology resources. In response, many businesses are focusing on their core competencies and outsourcing their network management needs to third-party service providers. Consequently, the demand for network consulting and integration services has grown dramatically. International Data Corporation, a market research organization, estimates that the worldwide market for these services will grow from $12.1 billion in 1998 to $25.5 billion by 2003. There are many third-party service providers, including network equipment vendors, systems integrators, value-added resellers and network consulting companies, seeking to capitalize on this growth.

     However, we believe that few have the requisite focus and expertise to address the complex, multi-faceted issues surrounding today's networks, and many are limited by the fact that they:

   o are primarily motivated by distributing their own products and often lack the skills to implement multi-vendor solutions;

   o are focused on traditional mainframe computing environments and derive a large percentage of their revenue from reselling hardware and software products; or

   o only augment businesses' in-house capabilities with hourly rate-based teams of technical personnel.

     As a result, a significant opportunity exists for a service provider that can offer businesses high-end consulting and technical expertise in the design, implementation, management and security of complex networks.


The Predictive Solution

     We are a network consulting company focused on the design, performance, management and security of complex computing networks. We utilize our proprietary consulting methodology, BusinessFirst, to translate our clients' strategic business objectives into sound technology solutions. We believe that our success to date has been largely attributable to the following key characteristics of our service offerings:

     Quantifiable Business Analysis. Using our BusinessFirst methodology, we can demonstrate the business value of technology solutions in specific and measurable terms, thereby enabling our clients to incorporate objective and quantifiable analysis into their technology investment decisions. We utilize widely accepted principles of risk analysis and mitigation used by the insurance and financial services industries to assess our client's technology environment. We provide our clients with a detailed analysis of the financial benefit of a project by quantifying factors such as business risks, total cost of ownership and operational efficiency. As a result, our clients can gain a clear understanding of the benefits that they will derive from their network technology investments and a measure of certainty about how their technology investments will be translated into quantifiable improvements to their business processes.

     Flexible and Innovative Service Delivery Methodologies. We provide our clients with a flexible service delivery model that is designed to enhance their ability to cost-effectively leverage our expertise. We are engaged by our clients in one of three ways: on a project outsource basis, on a collaborative consulting basis or through the purchase of pre-defined service offerings, otherwise known as service products. When engaged on a project outsource basis, we work with our clients to mutually define a fixed scope of work at the beginning of the project that is tailored to the clients' specific needs and therefore, modified from engagement to engagement. We then deliver the services for a fixed fee, in a fixed period of time with a fixed set of deliverables. When engaged on a collaborative consulting basis, we extend our clients' internal technical capabilities with our consultants. This enables our clients to utilize our extensive expertise and to access our methodologies while they retain overall responsibility for the project. Collaborative consulting services are typically billed on a time and expense basis, and typically do not entail fixed-cost, fixed-time or fixed-service commitments. Our service products are pre-defined service offerings that we believe address the needs that are common to many of our clients. These service products are characterized by pre-defined deliverables, pre-defined pricing and are provided with little or no modification.

     In-Depth Network Computing Expertise. Our consultants are organized into practice areas which cover the four cornerstones of network computing: network and systems management; internetwork design and engineering; performance management; and information security. This enables our consultants to gain in-depth expertise and become intimately familiar with the best practices within each of those disciplines. More importantly, it enables us to leverage the knowledge base within each practice group to provide our clients with cross-functional teams of consultants that are better equipped to address their varying networking needs in a coordinated and efficient manner.


Strategy

     Our goal is to become the leading provider of services for the design, performance, management and security of complex networks. To achieve this goal, we intend to pursue the following strategies:

     Continue to Evolve Our BusinessFirst Methodology. The evolution and enhancement of our BusinessFirst methodology is critical to our ability to leverage and share knowledge across engagements and to further improve our ability to deliver predictable, high-quality services to our clients on time and on budget. We have a dedicated team of consultants that is focused on continuously enhancing and refining our BusinessFirst methodology by incorporating the best practices identified over numerous engagements. We believe that this enables us to consistently deliver high-quality network technology solutions.

     Expand and Enhance Our Service Product Offerings. We intend to continue to enhance and expand our innovative service product offerings. These service offerings provide our clients with a pre-defined set of deliverables that require minimal customization and are characterized by an objective and quantifiable value proposition and return on investment justification. Moreover, our service products enable us to increase our margin opportunities by improving the efficiency of our sales and service delivery model. These products also enable us to market and sell our services through indirect channels. For example, BellSouth offers our E-Readiness Assessment service product to their customers in the nine-state BellSouth region.

     Continue to Attract and Retain Highly Qualified Consultants. We intend to continue to attract and retain highly qualified consultants by providing them with a rich environment and culture to work in, and by offering them attractive professional development and compensation opportunities. We generally recruit consultants who have significant technical expertise and offer them the ability to accelerate their career development by working with sophisticated technologies in complex, multi-vendor environments. We have established a formal training program, Predictive Systems University, which is designed to improve the skills and productivity of our consultants. We intend to continue to build our nationwide recruiting organization, promote our corporate culture with stated values, and invest heavily in the training and development of our consultants.

     Further Increase Our Industry Expertise. We intend to continue to expand the scope of our industry expertise in order to further penetrate the markets which we serve. We believe our expertise in specific industries considerably enhances our ability to help companies within those industries gain competitive advantage by improving the performance and utility of their networks. We have significant experience within the financial services, communication services, and Internet and electronic commerce industries. In each of these markets, we employ industry experts, pursue targeted sales and marketing opportunities and develop industry-specific service offerings. We intend to expand into other industries which we believe will be well suited to our services.

     Expand in Existing and New Geographic Markets. We intend to expand our presence in the geographic markets we currently serve and to enter new markets. We believe that building a critical mass of highly-qualified consultants and establishing a multi-national presence through both internal growth and acquisitions will provide us with a substantial competitive advantage. Last year, we acquired Network Resource Consultants and Company B.V. in The Netherlands in order to further expand our European presence. We currently offer our services through a network of offices in eight states throughout the United States and in England and The Netherlands. We intend to continue to pursue strategic acquisitions to gain access to new geographic markets, additional talented professionals, and network management tools and methodologies.

     Establish Additional and Broaden Existing Strategic Relationships. We have developed a number of strategic relationships, including alliances with Cisco Systems and BellSouth. Under these relationships, our partners recommend or directly resell our services to their clients, including our service products and our consulting services on a project outsource basis. We intend to continue to expand the scope of these relationships and to develop new strategic alliances to further broaden the indirect sales channel for our services.


BusinessFirst Methodology

     BusinessFirst is a proprietary methodology that governs our organization and client engagements. Our BusinessFirst methodology enables us to better understand the business objectives that drive the need for technology solutions and provide our clients with pre-defined services on a fixed-time, fixed-price basis. We begin each engagement by helping our clients clarify their business requirements in specific terms. We then undertake a thorough assessment of our client's existing business processes and technology infrastructure. Based on this assessment, we formulate an analysis of the requirements to translate their technology investments into measurable business objectives. Once we formulate a requirements analysis, we draw upon our broad expertise to design a solution that leverages our clients' existing technology infrastructure to maximize their return on investment. We believe that our BusinessFirst methodology bridges the gap in the marketplace between management consulting firms and technical staff augmentation services and enables us to translate business objectives into leading-edge technology solutions.


Services

     Our consultants are organized into four practice areas. Although many of our consultants are cross-skilled in a variety of technologies and many technologies span multiple practice areas, each practice area represents an aspect of network technology important enough to warrant specialization.

     These practice areas are:

     o network and systems management;

     o internetwork design and engineering;

     o performance management; and

     o information security.

     Our consultants have extensive experience with a wide variety of technologies and vendors. For some clients, our consultants are involved in both technology and vendor selection. Other clients have already selected the technology, vendor or both. Regardless, we offer our clients a completely objective, vendor-neutral approach. Our knowledge of advanced technologies and leading vendors is a significant part of our value proposition to our clients.

     Network and Systems Management. Our network and systems management practice focuses on designing and implementing reliable and continuously available management systems for large-scale, highly-complex networks. The fundamental tenet of this practice area is that proactive management is an essential element of any network design and engineering effort. Our network management consultants develop systems and processes that are able to identify, isolate and resolve network failures, sometimes before they occur.

     The following table lists some of the services provided by our network and systems management practice area:

                Service                                         Description
--------------------------------------   ---------------------------------------------------------
Service Definition and Service Level     Highlights a client's service level commitments and
 Agreement Workshop                      assists in the development of a rational, long-term plan
                                         for meeting and exceeding those commitments.

Rapid Restart Assessment                 Determines the readiness of a client's network
                                         operations center and provides short-term and long-term
                                         recommendations for addressing its deficiencies.

Network Operation Center                 Assists clients in evaluating and selecting network and
 Architecture and Implementation         systems management technologies appropriate for their
                                         network operations centers. Configures and implements
                                         the selected technology and trains clients' operations
                                         staff.

Process and Procedure Development        Designs, implements and documents the processes and
                                         procedures required to operate a network operations
                                         center.

Automation, Correlation and Root         Automates repetitive management tasks associated with
 Cause Analysis Technology               operating a network.
 Development

     Internetwork Design and Engineering. Our internetwork design and engineering practice focuses on designing and implementing network solutions in support of our clients' strategic business initiatives. We have created a team of seasoned professionals who use their specialized technical skills, real-world industry experience and methodologies to solve the problems associated with building and maintaining network foundations. With core competencies in the areas of backbone technology, local area network switching, Internet Protocol, or IP, management and design, asynchronous transfer mode, or ATM, and remote access, our versatile team contributes both technical depth and breadth to client engagements.

     The following table lists some of the services provided by our internetwork design and engineering practice area:



              Service                                         Description
-----------------------------------   ----------------------------------------------------------
Advanced Technology Planning and      Assists clients in planning and integrating advanced
 Migration                            technologies into their business-critical networks. The
                                      services include technology briefings, vendor/product
                                      selection, solution design and integration planning and
                                      comprehensive testing.

Network Deployment Services           Implements network technology into clients' existing
                                      networks. Services include project management, vendor
                                      coordination, technology installations and training.

Remote Access and Virtual Private     Designs and deploys secure, high-performance remote
 Network                              access and virtual private network solutions to allow
                                      clients, their employees, supply-chain partners and other
                                      business partners to access information remotely.

Network Audit Services                Audits clients' network infrastructure to evaluate its
                                      design and performance, document the configuration,
                                      analyze its compliance to prescribed standards and
                                      develop an action plan to meet strategic objectives.

Internet Protocol Management          Designs and implements Internet Protocol address
 Solutions                            schemes required for a client to connect to the Internet.
                                      The service also implements management technologies
                                      to administer the Internet Protocol addresses used
                                      within an organization.

     Performance Management. Our performance management practice leverages proven methodologies and our extensive experience to help our clients optimize their networks. We use sophisticated tools and techniques to gather, organize and warehouse network performance data. This data may subsequently be used for a number of related performance analysis applications, including capacity planning, response time management and network simulation modeling. Consultants in our performance management practice area are experts in applicable technologies, including core competencies in remote monitoring, or RMON, data warehousing and discrete event simulation modeling.

     The following table lists some of the services provided by our performance management practice area:

           Service                                        Description
-----------------------------   --------------------------------------------------------------
Network Baselining              Collects data in order to establish a baseline of network
                                resource utilization. The baseline is then used as a
                                comparison against future trends.

Application Impact Analysis     Analyzes how an application uses network resources to
                                predict response times that users will experience when
                                the application is deployed. Recommends improvements
                                that enable the application to maximize network
                                resources.

Network Usage-Based Billing     Assists clients' transition from a flat-rate billing model to
 Services                       a usage-based billing model for buying network
                                services.

Capacity Planning               Assists clients in understanding the capacity and
                                network resource constraints that exist within their
                                network with sufficient advance warning to enable them
                                to add capacity before user performance is affected.

Response Time Management        Monitors and analyzes end-user application response
                                times to ensure that they remain within the service level
                                commitments.

Network Simulation Modeling     Models a network environment so that new configuration
                                and new application deployment scenarios can be
                                simulated before going into production.

     Information Security. Our information security practice is focused on ensuring that the confidentiality, integrity and availability of our clients' networks are protected. Our information security consultants have practical experience with a wide array of advanced security technologies, as well as the social and procedural aspects of security. By translating the complexities of information security into understandable terms such as risks, costs and benefits, we enable our clients to make clear and informed decisions about protecting their information assets.


     The following table lists some of the services provided by our information security practice area:



              Service                                         Description
-----------------------------------   -----------------------------------------------------------
Information Security Requirements     Assesses clients' physical security environment, the
 Analysis                             technical controls for accessing information assets and
                                      employee security awareness. Highlights deficiencies
                                      and makes recommendations to migrate clients to
                                      industry-specific best practices.

Asset and Risk Analysis               Identifies critical assets, determines susceptibility to
                                      risks and quantifies the impact of such risks.
                                      Recommends a risk mitigation plan to prioritize
                                      corrective actions.

Information Security Policy           Assists customers to create a comprehensive
 Development                          information security policy that clearly states
                                      requirements for employee behavior, technical security
                                      systems and the physical controls needed to protect the
                                      client's information assets.

Security System Design and            Designs and implements security systems using custom
 Implementation                       configured products to enforce the specific information
                                      security policy of each client.

Incident Response and Digital         Provides critical response team services in the event of
 Forensics Services                   a security breach. Restores the operational integrity of
                                      the systems, maintains evidence, provides forensic and
                                      investigative services and facilitates changes to prevent
                                      a recurrence of the breach.

Information Security Assessments      Verifies the implementation and effectiveness of clients'
                                      security policies by reviewing and testing their policies, employee awareness, perimeter security and response
                                      team readiness.

Service Products

     Through our collective experience, we gain insights into the common needs of our clients. When we determine that a need is both urgent and pervasive, we standardize our services into a solution referred to as a service product. Our service products are pre-defined service offerings that are replicable from one project to another and have a pre-defined set of service deliverables, a pre-defined pricing model and are implemented using a pre-defined methodology. In contrast to our project outsource and collaborative consulting services which provide our clients with services that are customized for, and therefore unique to, each engagement, our service products are typically provided with little or no modification.

     Our service products offer a number of advantages as compared to custom consulting engagements. These include:

     o efficient delivery of our services over and over again using a replicable methodology;


     o ability to gain broad market penetration because our productized services are well-defined and can be more easily sold by our sales force and through third-party sales channels;

   o ability to more effectively articulate the business benefit of our services based on observing the impact that our service products have for other clients; and

   o a more flexible pricing strategy that is based on the business benefit to our clients and not the cost to deliver our services.

     Our current service products include:

     Information Security Requirements Analysis. This service product is designed to discover information security weaknesses in our clients' networks and systems. It provides our clients with the ability to understand where they are vulnerable to a security threat and both the likelihood and potential cost of each threat. Our certified security experts assess a client's physical, administrative and technical security. They then present a report to management explaining how the security weaknesses that they have found could impact the client's business and propose strategies for addressing these weaknesses.

     Network Assessment. This service product provides a cost-effective expert analysis of a client's existing network environment. It provides a report that helps the client to understand the performance and reliability characteristics of its network and provides specific recommendations for improvements to the network along with an analysis of the business benefits that can be achieved through the recommended improvements.

     Application Impact Study. This service product provides clients with the information they need to understand how the deployment of a new application will impact an existing network. Our consultants use a combination of sophisticated analysis tools and methodologies to thoroughly understand how an application uses network resources. They then issue a report on the application's performance and its impact on the client's network. Clients can then determine if they need to enhance their network in order to ensure that their critical applications perform to their requirements.

     Network Management Assessment. This service product provides an evaluation of a client's current network management systems. Our consultants analyze both a client's network management technology and its service level agreements. They then provide the client with a tactical and strategic roadmap that enables the client to implement network management solutions that support the client's business objectives.

     Network Modeling. This service product allows clients to ask "what if" questions about planned changes in their network before the changes are implemented. Using a combination of sophisticated software tools and our own methodology, we build a model of the network environment. We can then simulate changes in the environment such as adding applications or changing equipment, and observe the impact. Clients can then use this analysis to optimally plan changes in their network.

     E-Readiness Assessment. This service product provides our enterprise clients with a comprehensive assessment of their network infrastructure's readiness to support busness-to-business or business-to-consumer electronic commerce over the Internet. The e-readiness assessment includes an evaluation of their network design, a network management systems analysis, a performance and capacity planning check and a review of information security policies, procedures and systems. The client receives a report detailing gaps in the network infrastructure that could adversely impact e-business transactions and a priortized list of suggested infrastructure enhancements.

     E-Business Risk Analysis. This service product helps our financial services clients to measure, monitor and control risks arising from doing business over the Internet. Using risk categories that are recognized by industry regulators, the E-Business Risk Analysis provides a quantitative profile of network infrastructure-related risks and a range of suggested mitigation alternatives.

Clients


     We provide professional network services to a variety of clients across a broad range of industries including:

Bear Stearns           Deutsche Bank                  ICG                              Primus Telecom
Bell Atlantic          DLJdirect                      ING Barings Furman Selz          PSINet
BellSouth              EMC                            INTELSAT                         Qwest
Bose                   Enron Communications           Mary Kay Cosmetics               Raytheon
British Telecom        Exodus Communications          MCI Worldcom                     SIAC
Cable & Wireless       Fidelity Investments           Navisite                         State Street Bank
Cignal Global Comm.    First Union                    Norfolk Southern                 Teligent
Cisco                  Fleet Bank                     Pepsi                            Union Bank of California
Comdisco               homeruns.com                   Pershing                         UUNET
CTC Communications     iBEAM Broadcasting             Pfizer

Representative Client Case Studies


The following case studies are representative of some of the network consulting services that we have provided to our clients.


     UUNET. UUNET, the Internet services division of MCI WorldCom, is a global leader in Internet communications solutions to businesses worldwide. UUNET has built its reputation on providing high-quality services such as Internet access, web hosting, remote access and other value-added networking services. To ensure its ability to provide clients with the highest levels of service, UUNET constructed one of the most rigorously-engineered and widely deployed Internet-protocol networks in the world. UUNET currently offers service to more that 70,000 businesses in 114 countries throughout North America, Europe and Asia Pacific. UUNET selected us to develop its next-generation Internet-based service offering, Virtual Private Networking.


     Virtual Private Networks, or VPNs, provide secure, encrypted connections over the public Internet that allow businesses to communicate privately without having to build separate private networks. While UUNET's own network systems engineers are among the most experienced in the world, they wanted an independent assessment of their VPN system design. We worked with UUNET to develop a comprehensive VPN solution, including network management, service provisioning and fulfillment, and network security. We also worked successfully with UUNET to ensure that the VPN was scalable across UUNET's global network, both in terms of functionality, ease of deployment and ease of operation. Finally, we helped develop and document the processes and procedures necessary to efficiently operate the service.


     The success of UUNET's VPN service has led to other collaborations with us, including the development of UUNET's Internet-based fax service and branded dial-up Internet access service.


     BT Syncordia Solutions. BT Syncordia Solutions, a division of British Telecom, is Europe's second largest provider of managed and outsourced network solutions. BT Syncordia manages the infrastructure of more than 27,000 clients in 46 countries. BT Syncordia-managed networks carry a significant portion of the commercial banking transactions in the United Kingdom. In order to meet the availability requirements of its customers, BT Syncordia turned to us to help it design and build a world-class network operations center.


     We used our BusinessFirst methodology and extensive technical experience to design and build a network operations center for BT Syncordia. We integrated sophisticated network management tools that could manage BT Syncordia's multi-vendor network and easily incorporate changes due to increases in network traffic, introduction of new services and increases in customer base. We also instituted processes and procedures that enabled BT Syncordia's operations staff to act rapidly to identify and resolve network performance issues.

     Union Bank of California. Union Bank of California has been a leader in the development of on-line banking products and services. Its early entry into the on-line banking arena has allowed it to effectively utilize the Internet to conduct a significant amount of banking transactions each day. Critical to the continued success and growth of Union Bank of California's on-line presence is the security of its networks. Union Bank of California has turned to us to address its network security requirements.

     Even though Union Bank of California had designed and implemented sophisticated security technology solutions, it enlisted our help to validate its security program and to assist it in highlighting deficiencies or vulnerabilities in its existing security program. We performed a thorough assessment of its perimeter defenses, encryption strategy, authentication techniques, and operational processes and procedures. Our efforts helped Union Bank of California make necessary changes to its infrastructure, security systems and operational policies that significantly improved the security of their Internet banking and other on-line initiatives. We also created an ongoing review process to ensure continued, optimal security.


Sales and Marketing

     We have developed direct and indirect sales channels for the sale of our services. To facilitate our direct sales effort we have developed the infrastructure necessary to capture and track the major sales indicators through the sales cycle. Additionally, a significant amount of time and effort has been and will continue to be invested in the development of tools, training materials and training for sales and technical personnel. Our service products have provided us with an opportunity to develop strategic third-party relationships with hardware, software service and telecommunications providers in order to expand our sales channel. As a result, we are developing an indirect sales channel through relationships with third-party strategic partners. We have developed a number of strategic relationships, including alliances with Cisco Systems and BellSouth. Under these relationships, our partners recommend or directly resell our services to their clients, including our service products and our consulting services on a project outsource basis. For example, we serve as BellSouth's preferred provider of network consulting for their business customers. Companies can contact BellSouth as the single point of accountability for their e-business needs, reducing the investment in time and resources needed to implement effective solutions. We intend to continue to expand the scope of these relationships and to develop new strategic alliances to further broaden the indirect sales channel for our services.


Human Resources

     We seek to attract, train, retain and deliver the highest level of technical talent. We believe that our proactive approach gives us a strong competitive edge in the marketplace and a scalable, consistently high standard of service delivery. As of December 31, 1999, we had 416 full-time employees.


     Recruiting. Our success is dependent in part on attracting and retaining talented and motivated personnel at all levels. Accordingly, we invest significant resources in our recruiting efforts. We have a proactive recruiting philosophy and believe in a broad-based model for attracting candidates. Generally, we hire technical consultants according to profiles that fit into one of our four practice areas.


     Corporate Culture. Our corporate culture is shaped by our view of employees as investors because they choose to invest their talents, skills, time and energy into our organization. This mindset is critical to our ability to attract and retain professional staff at a time when information technology professionals are in high demand. We have instituted a very competitive benefits package for all employees and have developed policies that ensure that we continue to address our employees' professional development and satisfaction. We strive to maintain our relaxed and supportive workplace despite our rapid growth and expansion.

     Professional Development. We believe that our investment in our employees must mirror our employees' investment in and commitment to us. Integral to this goal is the establishment of a career development plan for each of our employees, which is created and agreed upon by management and the employee. We provide our consultants with the opportunity to obtain extensive subject matter expertise in their practice area and to work in collaborative multi-discipline projects. We have also established Predictive Systems University, a training program that leverages both our in-house captured knowledge programs, as well as selected outside certification programs.

     Compensation. We believe that linking employee compensation to our success through performance-based incentive programs encourages a high level of involvement from each team member and increases our employee retention. We provide a highly competitive compensation package that consists of a combination of base salary, performance-based incentives and an employee stock purchase plan.


Competition

     The network management consulting industry is comprised of many participants, is highly competitive and is subject to rapid technological change. We face intense competition from systems integrators, value added resellers, network services firms, telecommunications providers, network equipment and computer systems vendors. Many of our competitors have greater name recognition, longer operating histories, more relationships with large and established clients and greater financial, technical and managerial resources. Furthermore, we expect that our competitors may in the future form alliances with other technology vendors, which may give them an advantage in managing networks that use that vendor's equipment.

     Most of our current clients and prospective clients have internal information technology departments and could choose to satisfy their network management needs through internal resources rather than by outsourcing them to third-party service providers such as ourselves. The decision by clients or prospective clients to rely on their own information technology departments could have a material adverse affect on our business, results of operations and financial condition. Moreover, as the domestic and global markets for information technology services continue to grow, we expect to face stiff competition from new entrants into the network management consulting industry.

     We believe that the principal competitive factors in the network management market are the ability to attract and retain qualified personnel, quality and breadth of services offered, price and reliability of services provided and the strength of client relationships. We believe we compete favorably with respect to all of these factors. We believe we distinguish ourselves from our competitors through our expertise in managing complex, multi-vendor networks and our ability to provide clients with cost certainty and guaranteed deliverables.


Intellectual Property and Proprietary Rights


     We regard our copyrights, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. We rely on trademark and copyright law, trade secret protection and confidentiality and/or license and other agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is still evolving. The laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States.

     We pursue the registration of our trademarks in the United States and England. We may not be able to secure adequate protection of our trademarks in the United States and other countries. We currently have applied for trademark registrations in the United States and England for the PREDICTIVE SYSTEMS and BUSINESSFIRST marks, and further, a trademark application in the United States for the Predictive logo. The United States Patent and Trademark Office has raised preliminary objections to the registration of the BUSINESSFIRST mark and the Predictive logo on a number of grounds, including likelihood of confusion with pre-existing trademarks. We have responded to these objections and are awaiting the decisions on our responses. We have not, however, received any objections from third parties asserting likelihood of confusion claims with respect to our trademarks. Nonetheless, we may not be able to obtain trademark registrations in the United States or England, or both, for one or more of these trademarks, in which case we would be unable to fully enforce any statutory trademark rights against third parties for these trademarks, and/or we may decide to replace these trademarks with new trademarks. This could have a material adverse effect on our business, financial condition and results of operations. Effective trademark protection may not be available in all the countries in which we conduct business. Policing unauthorized use of our marks is also difficult and expensive. In addition, it is possible that our competitors have adopted or will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion.

     We cannot be certain that our services and the finished products that we deliver do not or will not infringe valid patents, copyrights, trademarks or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

Risk Factors

     An investment in our company involves a high degree of risk. You should carefully consider the risks described below before you decide to buy our common stock. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In this case, the trading price of our common stock could decline.

          Risks Related to Our Financial Condition and Business Model

Our limited operating history, particularly in light of our recent growth, makes it difficult for you to evaluate our business and to predict our future success

     We commenced operations in February 1995 and therefore have only a limited operating history for you to evaluate our business. Because of our limited operating history, recent growth and the fact that many of our competitors have longer operating histories, we believe that the prediction of our future success is difficult. You should evaluate our chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a new business, many of which are beyond our control. You should not rely on our historical results of operations as indications of future performance. The uncertainty of our future performance and the uncertainties of our operating in a new and expanding market increase the risk that the value of our common stock will decline.

Because most of our revenues are generated from a small number of clients, our revenues are difficult to predict and the loss of one client could significantly reduce our revenues

     During the year ended December 31, 1999, Qwest Communications and Bear Stearns accounted for 16.8% and 14.0%, respectively, of our revenues. Our five largest clients accounted for 45.8% of our revenues for the year ended December 31, 1999. If one of our major clients discontinues or significantly reduces the use of our services, we may not generate sufficient revenues to offset this loss of revenues and our net income will decrease. In addition, the non-payment or late payment of amounts due from a major client could adversely affect us.


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

     o the loss of key employees;

     o the development and introduction of new service offerings;

     o reductions in our billing rates;

     o the miscalculation of resources required to complete new or ongoing projects;

     o the utilization of our workforce; and

     o the timing and extent of training.

     Many of these factors are beyond our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. In addition, our operating results may be below the expectations of public market analysts or investors in some future quarter. If this occurs, the price of our common stock is likely to decline.


We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects


     We derive a substantial portion of our revenues from fixed-price projects. For the year ended December 31, 1999, fixed-price projects accounted for 35.0% of our revenue. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed the price, which could result in a loss on the project and a decrease in net income. Further, the average size of our contracts has increased in recent quarters, resulting in a corresponding increase in our exposure to the financial risks of fixed-price engagements. We recognize revenues from fixed-price projects based on our estimate of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on a fixed-price project may not accurately reflect the final results of the project and we would be required to record an expense for these periods equal to the amount by which our revenues were previously overstated.

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

We may need to raise additional capital to grow our business, which we may not be able to do

     Our future liquidity and capital requirements are difficult to predict because they depend on numerous factors, including the success of our existing and new service offerings and competing technological and market developments. As a result, we may not be able to generate sufficient cash from our operations to meet additional working capital requirements, support additional capital expenditures or take advantage of acquisition opportunities. Accordingly, we may need to raise additional capital in the future. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are unable to raise additional funds when needed, our ability to operate and grow our business could be impeded.

                    Risks Related to Our Strategy and Market

We may have difficulty managing our expanding operations, which may harm our business

     A key part of our strategy is to grow our business; however, our rapid growth has placed a significant strain on our managerial and operational resources. From January 1, 1997 to December 31, 1999, our staff increased from approximately 123 to approximately 416 employees. To manage our growth, we must continue to improve our financial and management controls, reporting systems and procedures, and expand and train our work force. We may not be able to do so successfully.

We may not be able to hire and retain qualified network systems consultants which could affect our ability to compete effectively

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

     We face competition from systems integrators, value added resellers, network services firms, telecommunications providers, and network equipment and computer systems vendors. These competitors may be able to respond more quickly to new or emerging technologies and changes in client requirements or devote greater resources to the expansion of their market share.

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

If we are unable to integrate our recent acquisition of Network Resource Consultants and Company and any other future acquisitions, our business may be disrupted

     We recently acquired Network Resource Consultants and Company B.V., a network consulting company based in The Netherlands. The integration of this and other future acquisitions presents us with significant financial, managerial and operational challenges. We may not be able to meet these challenges effectively. To the extent our management is required to devote significant time and attention to integrating the technology, operations and personnel of acquired businesses, we may not be able to properly serve our current clients or attract new clients. Any difficulties in integrating acquisitions could disrupt our ongoing business, distract our management and employees, increase our expenses and otherwise adversely affect our business.

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

Our acquisition strategy could have an adverse effect on client satisfaction and our operating results

    Acquisitions involve a number of risks, including:

    o adverse effects on our reported operating results due to accounting charges associated with acquisitions;

    o increased expenses, including compensation expense resulting from newly hired employees; and

    o potential disputes with the sellers of acquired businesses, technologies, services or products.

     Client dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse impact on our reputation as a whole. In addition, any acquired business, technology, service or product could significantly underperform relative to our expectations.

Competition for experienced personnel is intense and our inability to retain key personnel could interrupt our business and adversely affect our growth

     Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel, in particular Ronald G. Pettengill, Jr., our Chairman and Chief Executive Officer, and Robert L. Belau, our President. Losing the services of any of these individuals may impair our ability to effectively deliver our services and manage our company, and to carry out our business plan. In addition, competition for qualified personnel in the network consulting industry is intense and we may not be successful in attracting and retaining these personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult to hire these persons. Our business will suffer if we encounter delays in hiring additional personnel.

Our international expansion efforts, which are a key part of our growth strategy, may not be successful

     We expect to expand our international operations and international sales and marketing efforts. In January 1999, we commenced operations in England. In addition, in August 1999, we acquired Network Resource Consultants and Company, a network consulting company based in The Netherlands. We have had limited experience in marketing, selling and distributing our services internationally. We may not be able to maintain and expand our international operations or successfully market our services internationally. Failure to do so may negatively affect our business, as well as our ability to grow.

Our business may suffer if we fail to adapt appropriately to the challenges associated with operating internationally

     Operating internationally may require us to modify the way we conduct our business and deliver our services in these markets.

   We anticipate that we will face the following challenges internationally:

   o the burden and expense of complying with a wide variety of foreign laws and regulatory requirements;

     o potentially adverse tax consequences;

     o longer payment cycles and problems in collecting accounts receivable;

     o technology export and import restrictions or prohibitions;

     o tariffs and other trade barriers;

     o difficulties in staffing and managing foreign operations;

     o cultural and language differences;

     o fluctuations in currency exchange rates; and

     o seasonal reductions in business activity during the summer months in Europe.

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

     Our future success will depend on our ability to:

     o keep pace with continuing changes in industry standards, information technology and client preferences;

     o respond effectively to these changes; and

     o develop new services or enhance our existing services.

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


If the Internet does not grow and continue to develop as a viable business tool, demand for our services and our revenues may decline

     The growing demand for network management services has been driven in part by the growth of the Internet. The Internet may not prove to be a viable commercial marketplace because of:

   o inadequate development of the necessary infrastructure;

   o lack of development of complementary products (such as high speed modems and high speed communication lines);

   o implementation of competing technology;

   o delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; or

   o governmental regulation.


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

Year 2000 problems present technological risks which may be costly to correct and which may disrupt our business


     Year 2000 problems could cause us, or our clients, to experience operational difficulties and incur expenses. We are not aware of any material Year 2000 problems that have harmed or threaten to harm our business, but we cannot assure you that no such problems will emerge. Our failure to timely fix or replace our internal systems or material third-party software, hardware or services as a result of a material Year 2000 problem could result in lost revenues and other business interruptions, any of which could materially and adversely effect us. Any significant Year 2000 problem could also require us to incur significant unanticipated expenses to remedy these problems and could divert management from other tasks of operating our business, which would harm our business, results of operations and financial condition. Please see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000" for more detailed information regarding the Year 2000 issue.

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


We may not be able to obtain trademark protection for some of our important trademarks, which would significantly impair our ability to prevent others from using those trademarks and may require us to replace them with new trademarks


     The United States Patent and Trademark Office has raised objections to the registration of our "BUSINESSFIRST" and Predictive logo trademarks, including likelihood of confusion with pre-existing trademarks. We have responded to these objections and are awaiting decisions on our responses. We have not, however, received any objections from third parties asserting likelihood of confusion claims with respect to our trademarks. Nonetheless, we may not be able to obtain trademark registrations in the United States or England, where we presently have pending trademark applications for our "PREDICTIVE SYSTEMS" and "BUSINESSFIRST" marks, for one or more of these trademarks, in which case we will be unable to enforce any statutory trademark rights against third parties for these trademarks, and/or we must decide to replace such trademarks with new trademarks.

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

            Risks Related to the Public Trading of our Common Stock

Our stock price is likely to be highly volatile and could drop unexpectedly

     The market price of our common stock is highly volatile and may fluctuate substantially. As a result, investors in our common stock may experience a decrease in the value of their common stock regardless of our operating performance or prospects. In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation was often brought against that company. Many technology-related companies have been subject to this type of litigation. We may also become involved in this type of litigation. Litigation is often expensive and diverts management's attention and resources.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders

     As of March 1, 2000, our directors, executive officers and affiliates beneficially owned approximately 66.4% of the outstanding shares of our common stock (and, assuming the consummation of the offering described in "-- Recent Developments," will beneficially own approximately 55.8% of our common stock). Accordingly, these stockholders have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.

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

Shares eligible for public sale could adversely affect our stock price

     The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Additional Information

     We file annual, quarterly and special reports, proxy statements and other information with the Commission. You may read and copy all or any portion of any reports, statements or other information in Predictive files in the Commission's public reference room at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C., 20549 and at the regional offices of the Commission located at Seven World Trade Center, 13th Floor, New York, New York 10048 and 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. You can request copies of these documents upon payment of a duplicating fee, by writing to the Commission. Please call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. Predictive's Commission filings will also be available to you on the Commission's Internet site (http://www.sec.gov).

Item 2. Properties

     Our principal executive offices are located in approximately 32,000 square feet of office space in New York, New York with an option for an additional 32,000 square feet available by March 2001. We also lease office space in California, Georgia, Massachusetts, New Jersey, North Carolina, Texas, Virginia, England and The Netherlands.

     We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.


Item 3. Legal Proceedings

     Except as set forth below, we are not a party to any material legal proceedings.

     In an action entitled Art Eckert vs. Predictive Systems, Inc., in October 1999, a former employee commenced an action against us in New York Supreme Court (Putnam County) seeking damages for various claims relating to his employment. The former employee is claiming damages totaling approximately $16 million. In December of 1999, we filed a motion to dimiss one of the claims. The former employee has opposed our motion and filed an amended complaint containing the same claims in slightly different form. We believe that these claims are without merit and intend to continue to vigorously defend ourselves against them.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     Our common stock has been quoted on the Nasdaq National Market under the symbol PRDS since our initial public offering on October 27, 1999. The following table sets forth, for the period indicated, the high and low sale prices per share of the common stock as reported on the Nasdaq National Market.

                                                              High        Low
                                                          -----------  ---------
Fourth Quarter 1999 (since October 27, 1999) ..........    $ 68.00      $ 28.00



     On March 21, 2000, the last sale price of our common stock reported on the Nasdaq National Market was $55.00 per share.

Holders

     As of March 1, 2000, we had approximately 95 holders of record of our common stock.

Dividends

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not intend to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     We have sold and issued the following securities since January
1, 1999:

   1. On March 5, 1999, we issued 6,512,316 shares of our Series A Convertible Preferred Stock for an aggregate amount of $18,565,225.44 in a private placement to six accredited investors in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

   2. On March 5, 1999, we issued warrants to purchase 15% of the number of shares registered in our initial public offering (consummated in November
      1999) at the initial public offering price for an aggregate amount of $1,000 in a private placement to two accredited investors in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

   3. On August 12, 1999, we issued 1,062,814 shares of our common stock to two persons in exchange for all of the outstanding capital stock of Network Resource Consultants and Company, B.V. in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

   4. On September 16, 1999, we issued 1,242,000 shares of our common stock to Cisco Systems, Inc., an accredited investor, in a private placement for an aggregate amount of $14,904,000 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

   5. On September 22, 1999, we issued 94,867 and 18,133 shares of common stock to General Atlantic Partners 57, L.P. and GAP Coinvestment Partners II, L.P., both accredited investors, in a private placement for an aggregate amount of $1,356,000 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 6.  Selected Consolidated Financial Data

     The selected consolidated balance sheet data as of December 31, 1998 and 1999 and the selected consolidated statements of operations data for the years ended December 31, 1997, 1998 and 1999 have been derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated balance sheet data as of December 31, 1996 and 1997 and the selected consolidated statements of operations data for the year ended December 31, 1996 have been derived from our consolidated audited financial statements not included in this Report. The selected consolidated balance sheet as of December 31, 1995 and the selected consolidated statement of operations data for the period from February 10, 1995 (inception) to December 31, 1995 are derived from our unaudited consolidated financial statements not included in this Report.

     The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements included elsewhere in this Report.

                                                Period from
                                               February 10,
                                             1995 (inception)
                                              to December 31,               Year Ended December 31,
                                            ------------------  -----------------------------------------------
                                                   1995             1996        1997        1998        1999
                                            ------------------  -----------  ----------  ----------  ----------
                                               (unaudited)     (in thousands, except per share data)
Statement of Operations Data:
Revenues:
 Professional services. ..................       $  2,090        $  6,819    $16,897     $23,858     $50,698
 Hardware and software sales .............            161           1,287     1,190       2,065       2,047
                                                 --------        --------    -------     -------     -------
  Total revenues .........................          2,251           8,106    18,087      25,923      52,745
Cost of revenues:
 Professional services ...................            981           3,382     9,590      12,861      25,699
 Hardware and software purchases .........            161             970       817       1,699       1,766
                                                 --------        --------    -------     -------     -------
  Total cost of revenues .................          1,142           4,352    10,407      14,560      27,465
                                                 --------        --------    -------     -------     -------
Gross profit .............................          1,109           3,754     7,680      11,363      25,280
Expenses:
 Sales and marketing .....................            220             386     1,082       3,433       8,478
 General and administrative ..............            535           1,683     4,390       8,184      16,809
 Depreciation and amortization ...........             63             142       321         568       1,083
 Noncash compensation expense ............             --              --        --          --          48
                                                 --------        --------    -------     -------     -------
Operating profit (loss) ..................            291           1,543     1,887        (822)     (1,138)
Other income (expense):
 Interest income .........................              5              31        27          58         944
 Other income ............................             --               8         4           1          76
 Interest expense ........................             --              --       (36)       (324)       (157)
                                                 --------        --------    -------     -------     -------
Income (loss) before income tax provision
 (benefit) ...............................            296           1,582     1,882      (1,087)       (275)
Income tax provision (benefit) ...........            146             719       871        (460)        682
                                                 --------        --------    -------     -------     -------
Net income (loss) ........................       $    150        $    863    $1,011      $ (627)     $ (957)
                                                 ========        ========    =======     =======     =======
Net income (loss) per share--
 Basic ...................................       $   0.04        $   0.20    $ 0.22      $(0.11)     $(0.08)
                                                 ========        ========    =======     =======     =======
 Diluted .................................       $   0.01        $   0.07    $ 0.08      $(0.11)     $(0.08)
                                                 ========        ========    =======     =======     =======
Weighted average shares outstanding--
 Basic ...................................          4,245           4,269     4,382       6,015      12,138
                                                 ========        ========    =======     =======     =======
 Diluted .................................         10,396          11,586    12,765       6,015      12,138
                                                 ========        ========    =======     =======     =======

     Please see Note 4 to our consolidated financial statements for an explanation of the number of shares used in per share computations for 1999, 1998 and 1997.

                                                            December 31,
                                      --------------------------------------------------------
                                           1995        1996      1997       1998       1999
                                      -------------  --------  --------  ---------  ----------
                                       (unaudited)          (in thousands)
Balance Sheet Data:
Cash and cash equivalents ..........      $  270      $  638    $  420    $    --    $ 89,634
Marketable securities ..............          --          --        --         --       2,018
Working capital ....................         661       1,178     1,679      2,365     102,092
Total assets .......................       1,180       3,629     6,870     13,677     117,423
Total stockholders' equity .........         192       1,061     2,072      2,026     108,502

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our financial statements and notes to those statements and other financial information appearing elsewhere in this Report.

Overview


     Substantially all of our revenues are derived from professional services. We provide network consulting services to our clients on either a project outsource or collaborative consulting basis. We derive revenues from these services on both a fixed-price, fixed-time basis and on a time-and-expense basis. We use our BusinessFirst methodology to estimate and propose prices for our fixed-price projects. The estimation process accounts for standard billing rates particular to each project, the client's technology environment, the scope of the project, and the project's timetable and overall technical complexity. A member of our senior management team must approve all of our fixed-price proposals in excess of $1.0 million. For these contracts, we recognize revenue using a percentage-of-completion method primarily based on costs incurred. We make provisions for estimated losses on uncompleted contracts on a contract-by-contract basis and recognize such provisions in the period in which the losses are determined. Professional services revenues for time-and-expense based projects are recognized as services are performed. Any payments received in advance of services performed are recorded as deferred revenue. Our clients are generally able to reduce or cancel their use of our professional services without penalty and with little or no notice. We also derive limited revenues from the sale of hardware and software. We sell hardware and software only when specifically requested by a client. We expect revenues from the sale of hardware and software to continue to decline on a percentage basis.


     Since we recognize professional services revenues only when our consultants are engaged on client projects, the utilization of our consultants is important in determining our operating results. In addition, a substantial majority of our operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, any underutilization of our consultants may cause significant variations in our operating results in any particular quarter and could result in losses for such quarter. Factors which could cause underutilization include:


   o the reduction in size, delay in commencement, interruption or termination of one or more significant projects;

   o the completion during a quarter of one or more significant projects;

   o the miscalculation of resources required to complete new or ongoing projects; and

   o the timing and extent of training, weather related shut-downs, vacations and holidays.


     Our cost of revenues consists of costs associated with our professional services and hardware and software purchases. Costs of revenues associated with professional services include compensation and benefits for our consultants and project-related travel expenses. Costs of hardware and software purchases consist of acquisition costs of third-party hardware and software resold.


     On August 12, 1999, we acquired Network Resource Consultants and Company for an aggregate purchase price of approximately $4.3 million. The purchase price was paid in the form of 1,062,814 shares of our common stock in exchange for all of the outstanding capital stock of Network Resource Consultants and Company. The acquisition was accounted for as a purchase and resulted in intangible assets of approximately $4.3 million representing the excess purchase price over the fair value of the net assets acquired which have been allocated to workforce, customer lists and goodwill. The intangible assets are being amortized over a period of 5 years.

     On September 16, 1999, we completed the sale of 1,242,000 shares of our common stock to Cisco at $12.00 per share for net proceeds of approximately $14.2 million.


     On September 22, 1999, we completed the sale of 94,867 and 18,133 shares of our common stock to General Atlantic Partners 57, L.P., and GAP Coinvestment Partners II, L.P., respectively, at $12.00 per share for net proceeds of approximately $1.4 million.


     In November 1999, we consummated the initial public offering of 4.6 million shares of our common stock, at $18.00 per share, which resulted in net proceeds of approximately $75.1 million after deducting underwriters discounts and commissions, and expenses, payable by us.


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


Results of Operations


     The following table sets forth certain financial data for the periods indicated expressed as a percentage of total revenues:


                                                    Year Ended December 31,
                                            ------------------------------------
                                               1997          1998         1999
                                            ----------   ------------   --------
Revenues:
 Professional services ..................     93.4%          92.0%        96.1%
 Hardware and software sales ............      6.6            8.0          3.9
                                            ------          -----        -----
   Total revenues .......................    100.0          100.0        100.0
Cost of revenues:
 Professional services ..................     53.0           49.6         48.7
 Hardware and software sales ............      4.5            6.6          3.4
                                            ------          -----        -----
   Total cost of revenues ...............     57.5           56.2         52.1
Gross Profit ............................     42.5           43.8         47.9
Expenses:
 Sales and marketing ....................      6.0           13.2         16.1
 General and administrative .............     24.3           31.6         31.8
 Depreciation and amortization ..........      1.8            2.2          2.1
 Noncash compensation expense ...........       --             --          0.1
Operating profit (loss) .................     10.4          ( 3.2)       ( 2.2)
Other income (expense) ..................    ( 0.0)         ( 1.0)         1.7
                                            ------          -----        -----
Income (loss) before income tax provision
 (benefit) ..............................     10.4          ( 4.2)       ( 0.5)
Income tax provision (benefit) ..........      4.8          ( 1.8)         1.3
                                            ------          -----        -----
Net income (loss) .......................      5.6%         ( 2.4)%      ( 1.8)%
                                            ======          =====        =====

Years Ended December 31, 1998 and 1999


     Revenues. Substantially all of our revenues are derived from fees for professional services. Revenues increased 103.5% from $25.9 million in 1998 to $52.7 million in 1999. Revenues from professional services increased 112.5% from $23.9 million in 1998 to $50.7 million in 1999. This increase was primarily due to an increase in the number of professional services projects and an increase in the size of the projects. Revenues from hardware and software sales decreased from

$2.1 million in 1998 to $2.0 million in 1999. During 1999, Qwest Communications and Bear Stearns accounted for 16.8% and 14.0%, respectively, of our revenues. The number of our billable consultants increased from approximately 149 at December 31, 1998 to approximately 302 at December 31, 1999.

     Gross Profit. Gross profit increased 122.5% from $11.4 million in 1998 to $25.3 million in 1999. As a percentage of revenues, gross profit increased from 43.8% in 1998 to 47.9% in 1999. This increase in gross profit was due to efficiencies in completing fixed-price, fixed-time projects, higher utilization rates and an increase in average billing rates. Cost of revenues increased from $14.6 million in 1998 to $27.5 million in 1999. This increase in cost of revenues was due to an increase in compensation and benefits paid to consultants, which was directly related to increased revenue.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation and benefits, travel expenses and promotional expenses. Sales and marketing expenses increased 146.9% from $3.4 million in 1998 to $8.5 million in 1999. As a percentage of revenues, sales and marketing expenses increased from 13.2% in 1998 to 16.1% in 1999. This increase was primarily due to an increase of $3.7 million in compensation and benefits paid due to the hiring of additional personnel, and an increase of $1.1 million in commissions paid.

     General and Administrative Expenses. General and administrative expenses increased 105.4% from $8.2 million in 1998 to $16.8 million in 1999. As a percentage of revenues, general and administrative expense increased from 31.6% in 1998 to 31.8% in 1999. The increase in absolute dollars was primarily due to an increase of $3.9 million in recruiting and professional development and other administrative costs, an increase of $3.3 million in compensation and benefits costs, and an increase of $1.4 million in facilities and equipment costs.

     Depreciation and Amortization. Depreciation and amortization increased 90.7% from $568,000 in 1998 to $1.1 million in 1999. This increase was due to purchases of additional equipment to support our growth and amortization of intangible assets of $327,000.

     Noncash Compensation Expense. During 1999, we granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock. This resulted in noncash compensation expense of approximately $48,000 for the year ended December 31, 1999. The remaining noncash compensation expense beyond 1999 is currently estimated to be $257,000.

     Other Income (Expense). Other expense changed from ($265,000) in 1998 to income of $863,000 in 1999. This decrease was primarily due to an increase of $886,000 in interest income related to net proceeds from our initial public offering, which proceeds were invested in interest-bearing cash equivalents and marketable securities.

     Income Taxes. Income tax expense was $682,000 on pre-tax losses of $275,000 for 1999. In 1998, the income tax benefit was ($460,000) on pre-tax losses of $1.1 million. The effective tax rate was 248.3% and 42.3% during 1999 and 1998, respectively. The change in the effective tax rates primarily relates to the provision for a valuation allowance against net operating losses of our foreign subsidiaries as well as non-deductible amortization expense of the intangibles resulting from the acquisition of NRCC.


Years Ended December 31, 1997 and 1998


     Revenues. Revenues increased 43.3% from $18.1 million in 1997 to $25.9 million in 1998. Revenues from professional services increased 41.2% from $16.9 million in 1997 to $23.9 million in 1998. This increase was primarily due to an increase in the number of professional services projects and an increase in the size of these projects. Revenues from hardware and software sales increased 73.6% from $1.2 million in 1997 to $2.1 million in 1998. During 1998, Bear Stearns accounted for 21.0% of revenues. The number of our billable consultants increased from approximately 98 at December 31, 1997 to approximately 149 at December 31, 1998.

     Gross Profit. Gross profit increased 48.0% from $7.7 million in 1997 to $11.4 million in 1998. As a percentage of revenues, gross profit increased from 42.5% in 1997 to 43.8% in 1998. This increase in gross profit was due to efficiencies in completing fixed-price, fixed-time projects, partially offset by lower utilization rates and a decrease in average billing rates. Cost of revenues increased from $10.4 million in 1997 to $14.6 million in 1998. This increase in cost of revenues was due primarily to an increase in compensation and benefits paid to consultants.

     Sales and Marketing Expenses. Sales and marketing expenses increased 217.4% from $1.1 million in 1997 to $3.4 million in 1998. As a percentage of revenues, sales and marketing expenses increased from 6.0% in 1997 to 13.2% in 1998. This increase was primarily due to an increase of $1.6 million in compensation and benefits paid due to the hiring of additional personnel, an increase of $591,000 due to increased sales and marketing efforts, and an increase of $142,000 in commissions paid because of the increase in revenues.

     General and Administrative Expenses. General and administrative expenses increased 86.4% from $4.4 million in 1997 to $8.2 million in 1998. As a percentage of revenues, general and administrative expense increased from 24.3% in 1997 to 31.6% in 1998. This increase was due to an increase of $1.4 million in recruiting and professional development and other administrative costs, an increase of $1.3 million in compensation and benefits costs, and an increase of $1.1 million in facilities and equipment costs.

     Depreciation and Amortization. Depreciation and amortization increased 76.9% from $321,000 in 1997 to $568,000 in 1998. This increase was due to purchases of additional equipment to support our growth.

     Other Income (Expense). Other expense increased from ($5,000) in 1997 to ($265,000) in 1998. This increase was primarily due to an increase in interest expense related to an increase in short-term borrowings.

     Income Taxes. The income tax provision was $871,000 on pre-tax income of $1.9 million in 1997. In 1998 the income tax benefit was ($460,000) on pre-tax losses of $1.1 million. The effective tax rate was 46.3% and 42.3% for 1997 and 1998, respectively. The differences in the effective tax rate resulted from a greater amount of non-tax deductible expenses during 1997.

Quarterly Results of Operations

     The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters in the period ended December 31, 1999 and the percentage of our revenues represented by each item in the respective quarters. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our financial statements and notes. The unaudited results of operations for any quarter are not necessarily indicative of results for any future period.




                                                          Quarter Ended
                                       ---------------------------------------------------
                                         Mar. 31,      June 30,     Sept. 30,    Dec. 31,
                                           1998          1998          1998        1998
                                       ------------  ------------  -----------  ----------
                                                         (in thousands)
Revenues:
 Professional services ..............    $ 3,798       $ 5,137       $ 6,702     $ 8,221
 Hardware and software sales ........         78           452           233       1,302
                                         -------       -------       -------     -------
  Total revenues ....................      3,876         5,589         6,935       9,523

Cost of Revenues:
 Professional services ..............      2,387         2,792         3,308       4,374
 Hardware and software purchases              65           373           229       1,032
                                         -------       -------       -------     -------
  Total cost of revenues ............      2,452         3,165         3,537       5,406
                                         -------       -------       -------     -------
Gross profit ........................      1,424         2,424         3,398       4,117

Expenses:
 Selling and marketing ..............        484           771         1,032       1,146
 General and administrative .........      1,722         1,865         2,231       2,366
 Depreciation and amortization ......        108           121           123         216
 Noncash compensation expense........         --            --            --          --
                                         -------       -------       -------     -------
Operating profit (loss) .............       (890)         (333)           12         389
Other income (expense) ..............        (22)          (32)          (85)       (126)
                                         -------       -------       -------     -------
Income (loss) before income tax
 provision (benefit) ................       (912)         (365)          (73)        263
Income tax provision (benefit) ......       (390)         (150)           46          34
                                         -------       -------       -------     -------
Net income (loss) ...................    $  (522)      $  (215)      $  (119)    $   229
                                         =======       =======       =======     =======

                                                   Percentage of Total Revenues
                                       -----------------------------------------------------
Revenues:
 Professional services ..............       98.0%         91.9%         96.6%       86.3%
 Hardware and software sales ........        2.0           8.1           3.4        13.7
                                         -------       -------       -------     -------
  Total revenues ....................      100.0         100.0         100.0       100.0

Cost of Revenues:
 Professional services ..............       61.5          50.0          47.7        45.9
 Hardware and software purchases             1.7           6.6           3.3        10.9
                                         -------       -------       -------     -------
  Total cost of revenues ............       63.2          56.6          51.0        56.8
                                         -------       -------       -------     -------
Gross profit ........................       36.8          43.4          49.0        43.2

Expenses:
 Selling and marketing ..............       12.5          13.8          14.9        12.0
 General and administrative .........       44.5          33.4          32.1        24.8
 Depreciation and amortization ......        2.8           2.2           1.8         2.3
 Noncash compensation expense........         --            --            --          --
                                         -------       -------       -------     -------
Operating profit (loss) .............      (23.0)        ( 6.0)          0.2         4.1
Other income (expense) ..............      ( 0.5)        ( 0.5)        ( 1.3)      ( 1.3)
                                         -------       -------       -------     -------
Income (loss) before income tax
 provision (benefit) ................      (23.5)        ( 6.5)        ( 1.1)        2.8
Income tax provision (benefit) ......      (10.1)        ( 2.7)          0.6         0.4
                                         -------       -------       -------     -------
Net income (loss) ...................      (13.4)%       ( 3.8)%       ( 1.7)%       2.4%
                                         =======       =======       =======     =======

                                                            Quarter Ended
                                       --------------------------------------------------------
                                         Mar. 31,      June 30,      Sept. 30,       Dec. 31,
                                           1999          1999           1999           1999
                                       ------------  ------------  -------------  -------------
                                                            (in thousands)
Revenues:
 Professional services ..............    $  9,887     $ 11,391       $ 13,624       $ 15,796
 Hardware and software sales ........         478          810            465            294
                                         --------      --------       --------       --------
  Total revenues ....................      10,365       12,201         14,089         16,090

Cost of Revenues:
 Professional services ..............       4,849        5,397          7,005          8,448
 Hardware and software purchases              426          606            299            435
                                         --------      --------       --------       --------
  Total cost of revenues ............       5,275        6,003          7,304          8,883
                                         --------      --------       --------       --------
Gross profit ........................       5,090        6,198          6,785          7,207

Expenses:
 Selling and marketing ..............       1,589        1,820          2,424          2,645
 General and administrative .........       3,469        3,908          4,710          4,722
 Depreciation and amortization ......         144          168            341            430
 Noncash compensation expense........           5            5             19             19
                                         --------      --------       --------       --------
Operating profit (loss) .............        (117)         297           (709)          (609)
Other income (expense) ..............         (28)          26             25            840
                                         --------      --------       --------       --------
Income (loss) before income tax
 provision (benefit) ................        (145)         323           (684)           231
Income tax provision (benefit) ......         (49)         410            (56)           377
                                         --------      --------       --------       --------
Net income (loss) ...................    $    (96)     $   (87)       $  (628)       $  (146)
                                         ========      ========       ========       ========
Revenues:
 Professional services ..............        95.4%        93.4%          96.7%          98.2%
 Hardware and software sales ........         4.6          6.6            3.3            1.8
                                         --------      --------       --------       --------
  Total revenues ....................       100.0        100.0          100.0          100.0

Cost of Revenues:
 Professional services ..............        46.8         44.2           49.7           52.5
 Hardware and software purchases              4.1          5.0            2.1            2.7
                                         --------      --------       --------       --------
  Total cost of revenues ............        50.9         49.2           51.8           55.2
                                         --------      --------       --------       --------
Gross profit ........................        49.1         50.8           48.2           44.8

Expenses:
 Selling and marketing ..............        15.3         14.9           17.3           16.4
 General and administrative .........        33.5         32.0           33.4           29.4
 Depreciation and amortization ......         1.4          1.4            2.4            2.7
 Noncash compensation expense........         0.0          0.0            0.1            0.1
                                         --------      --------       --------       --------
Operating profit (loss) .............       ( 1.1)         2.5          ( 5.0)         ( 3.8)
Other income (expense) ..............       ( 0.3)         0.2            0.1            5.2
                                         --------      --------       --------       --------
Income (loss) before income tax
 provision (benefit) ................       ( 1.4)         2.7          ( 4.9)           1.4
Income tax provision (benefit) ......       ( 0.5)         3.4          ( 0.4)           2.3
                                         --------      --------       --------       --------
Net income (loss) ...................       ( 0.9)%      ( 0.7)%        ( 4.5)%        ( 0.9)%
                                         ========      ========       ========       ========

     We have historically experienced significant quarterly fluctuations in our revenues and results of operations and expect these fluctuations to continue. Factors causing these variations include the number, timing, scope and contractual terms of client projects, delays incurred in the performance of such projects, accuracy of estimates of resources and time required to complete ongoing projects, and general economic conditions. In addition, our future revenues and operating results may fluctuate as a result of changes in pricing in response to customer demand and competitive pressures, the ratio of fixed-price contracts versus time-and-expense contracts and the timing of collection of accounts receivable. A high percentage of our operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number and timing of our projects or in employee utilization rates may cause significant variations in operating results in any particular quarter, and could result in losses. Any significant shortfall of revenues in relation to our expectations, any material reduction in utilization rates for our consultants, an unanticipated termination of a major project, a client's decision not to pursue a new project or proceed to succeeding stages of a current project, or the completion during a quarter of several major customer projects could require us to pay underutilized employees and have a material adverse effect on our business, results of operations and financial condition.

     Our quarterly operating results are also subject to certain seasonal fluctuations. We have in the past recruited new consultants in the first and second quarters who have not conducted billable services until later in the year. Demand for our services may be lower in the fourth quarter due to reduced activity during the holiday season and fewer working days for those customers that curtail operations during this period. These and other seasonal factors may contribute to fluctuations in our operating results from quarter to quarter.

Liquidity and Capital Resources

     Since inception, we have financed our operations through the sale of equity securities and cash flow from operations. As of December 31, 1999, we had approximately $89.6 million in cash and cash equivalents and $2.0 million in marketable securities.

     Cash used in operating activities decreased from $3.7 million for 1998 to $2.6 million for 1999. A significant use of cash resulted from an increase in accounts receivable, partially offset by an increase in accounts payable and accrued expenses and other current liabilities.

     Cash used in operating activities was $3.7 million in 1998, and $1.2 million in 1997. The increase in the use of cash resulted from the net loss in 1998, an increase in accounts receivable and unbilled work in process during 1998 partially offset by an increase in accounts payable and accrued expenses and other current liabilities at December 31, 1998.

     Cash provided by financing activities was $95.0 million for 1999, $5.4 million for 1998 and $1.4 million for 1997. Cash provided by financing activities for 1999 resulted from the receipt of approximately $75.1 million in net proceeds from the sale of our common stock in our initial public offering, the receipt of approximately $18.6 million in net proceeds related to the sale of preferred stock and the receipt of approximately $15.5 million in net proceeds from the sale of common stock to Cisco and General Atlantic Partners prior to the initial public offering, offset partially by the repayment of short-term borrowings and repurchase of treasury stock. Cash provided by financing activities for 1998 and 1997 resulted from short-term borrowings.

     Our capital expenditures were $2.2 million for 1999, $687,000 for 1998 and $357,000 for 1997. Capital expenditures were made to purchase computer equipment, office furniture and for leasehold improvements.

     We have a demand loan facility, secured by a lien on all of our assets, under which we may borrow up to the lesser of $5.0 million or 80.0% of our accounts receivable. Amounts outstanding under the facility bear interest at a rate of 11.25% per annum. At December 31, 1999, there were no amounts outstanding under the facility.

Year 2000

     Many currently installed computer systems and software products are coded to accept or recognize only two-digit entries in the date code field. These systems may recognize a date using

"00" as the year 1900 rather than the year 2000. As a result, it has been necessary to update the computer systems and/or software used by many companies and governmental agencies to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to the Year 2000 was effective to prevent material problems. Computer experts have warned, however, that there may still be residual consequences.


     We are exposed to the risk that the systems on which we depend to conduct our operations are not Year 2000 compliant and we cannot assure you that any Year 2000 problems will not result in disruptions.


     Based on initial reports, we believe that our information technology systems, which include our hardware and software, and our non-information technology systems, which include the telephone systems and other office equipment we use internally, are Year 2000 compliant.


     In addition, to date, we have not experienced any significant problems relating to the Year 2000 compliance of our major distributors, suppliers and vendors. However, we cannot assure you that these distributors, suppliers or vendors will not experience a Year 2000 problem in the future. In the event that any of them experience a Year 2000 problem and we are unable to locate an acceptable alternative, our business would be harmed.


     Although our initial reports have not identified any material Year 2000 problems affecting our material third-party vendors, it is possible that certain Year 2000 problems may have residual consequences or that our third-party vendors were mistaken in certifying that their systems are Year 2000 compliant. If we fail to fix our internal systems or to fix or replace material third-party software, hardware or services on a timely basis, we may suffer lost revenues, increased operating costs and other business interruptions, any of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, if we fail to adequately address Year 2000 compliance issues, we may be subject to claims of mismanagement and related litigation, which would be costly and time-consuming to defend.


     Although initial reports are that computer systems are functioning normally, we cannot assure you that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside our control will not develop Year 2000 problems. If those entities fail to be Year 2000 compliant, there may be a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could have a material adverse effect on our business, results of operations and financial condition.


     Based on our assessment of our Year 2000 readiness, we do not anticipate being required to implement any material aspects of a contingency plan to address Year 2000 readiness of our critical operations.


Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." This statement establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all quarters of fiscal years beginning after June 15, 2000. We do not expect the adoption of this standard to have a material effect on our results of operations, financial position or cash flows.

Forward-Looking Statements; Market Data

     Many statements made in this Report under the Sections "Item 1 - Business", "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere are forward-looking statements that are not based on historical facts. Because these forward looking-statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those discussed under "Item 1 - Business - Risk Factors."

     This Report contains market data related to our business and the network consulting and integration services industry. This market data includes projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, results of operations and financial condition, and the market price of our common stock.

     The forward-looking statements made in this Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 7A. Quantitive and Qualitative Disclosures about Market Risk

     Currency Rate Fluctuations. Our results of operations, financial position and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

     Market Risk. Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

     Interest Rate Risks. We do not currently have any outstanding indebtedness. In addition, our investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, we are not exposed to material market risk arising from interest rate changes, nor do such changes affect the value of investments as recorded by us.

Item 8.  Financial Statements and Supplementary Data

     Reference is made to the financial statements listed under the heading "(a)(1) Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                  PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth our executive officers, directors and key employees, their ages and the positions they hold:



Name                                    Age                         Position
------------------------------------   -----   --------------------------------------------------
Ronald G. Pettengill, Jr. ..........    41     Chairman of the Board and Chief Executive Officer
Robert L. Belau ....................    36     President and Director
Gerard E. Dorsey ...................    53     Chief Financial Officer
Thomas R. Joseph ...................    32     Vice President, General Manager North America
Carl D. Humes ......................    34     Vice President, Global Operations
Gregory D. Nicastro ................    40     Vice President, Services Strategy
Neeraj Sethi .......................    36     Vice President, Finance
R. Kevin Holt ......................    46     Vice President, Human Resources
John Wright ........................    36     Managing Director, Europe
Gary N. Papilsky ...................    28     Vice President and General Counsel
Peter L. Bloom (1) .................    42     Director
Donald J. Duffy (1) ................    32     Director
Braden R. Kelly (2) ................    29     Director
Eric Meyer (2) .....................    39     Director
Inder Sidhu ........................    39     Director
William L. Smith ...................    42     Director
William W. Wyman (2) ...............    62     Director


------------
(1) Member of the compensation committee
(2) Member of the audit committee


     Ronald G. Pettengill, Jr. co-founded Predictive in February 1995 and has been Chairman of the Board and Chief Executive Officer since that time. Prior to founding Predictive, Mr. Pettengill was Senior Vice President of Network Operations at Allerion, Inc., a systems integration and network control center design, operation and service delivery firm, from 1992 to 1995. From 1990 to 1992, Mr. Pettengill was the Director of Technical Services at Network Management, Inc., which provided consulting services to assist Fortune 500 companies migrate from mainframe to network-based client/server environments. Prior to working at Network Management, Mr. Pettengill was the Network Manager at Bear, Stearns & Co. Inc.


     Robert L. Belau co-founded Predictive in February 1995 and has been President and a Director since that time. Prior to founding Predictive, Mr. Belau was Director of Sales at Allerion, and also managed the definition, productization and pricing of its network management outsourcing services, from 1993 to 1995. From 1987 to 1993, Mr. Belau was the Director of Sales at Network Management. Mr. Belau is the step-brother of Eric Meyer, one of our directors.


     Gerard E. Dorsey has been Chief Financial Officer since September 1999. Prior to joining us, Mr. Dorsey was Senior Vice President-Finance, Chief Financial Officer and Secretary of Intelligroup, Inc., a professional information technology consulting services company, from 1998 to 1999. From 1995 to 1998, Mr. Dorsey was Senior Vice President-Finance and Chief Financial Officer of Ariel Corporation, a data communications company. Prior to joining Ariel Corporation, from 1991 until 1995, Mr. Dorsey was Chief Financial Officer of Information Management Technologies Corporation, a printing and office services outsourcing company. From 1987 until 1990, Mr. Dorsey was Treasurer of Loral Corporation.


     Thomas R. Joseph has been Vice President, General Manager North America since April 1999. Prior to that Mr. Joseph held various positions with us, most recently as National Vice President of Business Development, from 1996 to 1999. From 1994 to 1996, Mr. Joseph was a Global Accounts Manager at Metropolitan Fiber Systems, a competitive access provider.

     Carl D. Humes has been Vice President, Global Operations since April 1999. Prior to that Mr. Humes served as Regional Vice President of Technical Services for our Mid-Atlantic region since 1996. From 1995 to 1996, Mr. Humes was a consultant at Booz-Allen & Hamilton, a strategic consulting firm. Prior to that, Mr. Humes was an officer in the United States Navy, and served on a nuclear submarine and at the White House Office of Emergency Operations.

     Gregory D. Nicastro has been Vice President, Services Strategy since April 1999. Prior to that, Mr. Nicastro served as Vice President of Marketing since 1997. Prior to joining us, Mr. Nicastro founded ActingExec, a marketing consulting firm, in 1995. From July 1995 to October 1995, Mr. Nicastro was Director of Systems Marketing at 3Com Corporation. From 1988 to 1995, Mr. Nicastro served as National Account Sales Manager at Sun Microsystems.

     Neeraj Sethi has been Vice President, Finance since 1995. Prior to joining us, Mr. Sethi was Assistant Vice President for Global Expense Management at Bankers Trust from 1992 to 1995. From 1989 to 1992, Mr. Sethi was Controller and Financial Analyst at Network Management.

     R. Kevin Holt has been Vice President, Human Resources since March 1999. Prior to joining us, Mr. Holt was a Managing Partner at USWeb/CKS (formerly USWeb). Prior to the merger of USWeb/CKS and Gray Peak Technologies, Mr. Holt served as Vice President and Director of Recruiting at Gray Peak, a high-end network solutions provider. From October 1995 until September 1997, Mr. Holt served as the Eastern Division Recruiting Manager at Sprint-Paranet, a global network solutions provider. Previously, Mr. Holt was the Founder and President of Metropolitan Search, a contingency and retained search and consulting company.

     John Wright has been Managing Director, Europe since January 1999. Prior to joining us, Mr. Wright founded Visia Management Consultants, a strategic consulting company, in 1997. From 1996 to 1997, Mr. Wright served as Director, Business Development at Global Village, a communications software firm. From 1987 to 1996, Mr. Wright served in various roles at Gandalf Digital Communications, including, most recently, Director of Indirect Channels.

     Gary N. Papilsky has been Vice President and General Counsel since October 1999. Prior to joining us, Mr. Papilsky was an attorney with Brobeck, Phleger & Harrison LLP, a law firm specializing in emerging growth technology companies, from 1998 to 1999. From 1996 to 1998, Mr. Papilsky was an attorney with the law firm of Sonnenschein Nath & Rosenthal.

     Peter L. Bloom has been a director of Predictive since March 1999. Mr. Bloom is a managing member of General Atlantic Partners, LLC, a private equity investment firm that focuses exclusively on Internet and information technology investments on a global basis, and has been at General Atlantic since 1995. From 1982 to 1995, Mr. Bloom served in various roles at Salomon Brothers, including as Managing Director of Salomon's U.S. Technology Division. Mr. Bloom is a Director of Bindview Development Corporation and a Special Advisor to the Board of Directors of E*TRADE Group, Inc.

     Donald J. Duffy has been a director of Predictive since its inception in February 1995. Mr. Duffy is a co-founder of Meyer, Duffy & Associates, Inc., and Meyer Duffy Ventures, firms that invest in early stage networking and Internet technology companies. Mr. Duffy has been at Meyer, Duffy & Associates since 1994. From 1992 to 1994, Mr. Duffy was a Vice President at Oak Hall Capital Advisors, a money management firm.

     Braden R. Kelly has been a director of Predictive since June 1999. Mr. Kelly is a principal at General Atlantic Partners, LLC, and has been with General Atlantic since 1995. Mr. Kelly is a director of HEALTHvision, Inc., a provider of comprehensive Internet solutions to the healthcare industry. From 1993 to 1994, Mr. Kelly served as a Financial Analyst at Morgan Stanley & Company.

     Eric Meyer has been a director of Predictive since its inception in February 1995. Mr. Meyer is a co-founder of Meyer, Duffy & Associates and Meyer Duffy Ventures, firms that invest in early stage networking and Internet technology companies. Mr. Meyer has been at Meyer, Duffy & Associates since 1994. From 1992 to 1994 Mr. Meyer served as a Vice President at Oak Hall Capital Advisors. Mr. Meyer is the step-brother of Robert L. Belau, our President and one of our directors.

     Inder Sidhu has been a director of Predictive since September 1999. Mr. Sidhu has been the Vice President of Worldwide Professional Services at Cisco since December 1998. From 1995 to 1998, Mr. Sidhu served in various executive management positions in the Sales and Business Development organizations at Cisco. From 1991 to 1995 Mr. Sidhu was a consultant at McKinsey & Company. Prior to that, Mr. Sidhu led a network management group at 3Com Corporation.

     William L. Smith has been a director of Predictive since March 2000. Mr. Smith has been with BellSouth since 1979, most recently serving since January 2000 as its Executive Vice President of Network Planning and Chief Technology Officer, where he is responsible for, among other things, strategic planning of BellSouth's telecommunications infrastructure, as well as its product development, Internet, entertainment and long distance units. From February 1998 to December 1999 he served as Vice President - Network Strategic Planning for BellSouth Telecommunications, BellSouth's domestic telephone unit. Prior to that he served as President of BellSouth's Internet unit from December 1997 through January 1998 and from September 1996 to November 1997 as Executive Director - Product Commercialization Unit. From January 1995 to August 1996, he served as Assistant Vice President - Data Services Unit for BellSouth.

     William W. Wyman has been a director of Predictive since September 1999. Since 1995, Mr. Wyman has been a business advisor and counselor on a broad range of issues to a number of corporate chief executives of financial services, information services, forest products and software companies. From 1984 to 1995, Mr. Wyman was a partner at Oliver, Wyman & Company, a firm which specializes in management consulting to large financial institutions and which he co-founded. Mr. Wyman is a director of SS&C Technologies and U.S. Timberlands. He also serves as a trustee of the Dartmouth Hitchcock Medical Center and on the Boards of Advisors of The Sprout Group, a venture capital fund associated with Donaldson, Lufkin & Jenrette, and Legend Capital, a leveraged buyout firm associated with Castle Harlan Investments.


Classified Board of Directors

     Our board of directors is divided into three classes of directors serving staggered three year terms. Upon expiration of the term of a class of directors, the directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which their term expires. Messrs. Pettengill, Belau and Duffy are our Class I directors whose terms expire at the 2000 annual meeting of stockholders. Messrs. Bloom, Meyer and Wyman are our Class II directors whose terms expire at the 2001 annual meeting of stockholders. Messrs. Kelly, Sidhu and Smith are our Class III directors whose terms expire at the 2002 annual meeting of stockholders. These provisions, when coupled with the provision of our amended and restated certificate of incorporation authorizing the board of directors to fill vacant directorships or increase the size of the board of directors, may delay a stockholder from removing incumbent directors and simultaneously gaining control of the board of directors by filling the vacancies with its own nominees.


Board Committees

     The audit committee reports to the board of directors regarding the appointment of our independent public accountants, the scope and results of our annual audits, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our internal accounting controls. The members of the audit committee are Messrs. Meyer, Kelly and Wyman who were appointed in May 1999, June 1999 and September 1999, respectively. Prior to that time, the responsibilities of the audit committee were handled by the entire board of directors.

     The compensation committee reviews and makes recommendations to the board of directors regarding our compensation policies and all forms of compensation to be provided to our executive officers and directors. In addition, the compensation committee reviews bonus and stock compensation arrangements for all of our other employees. The members of the compensation committee are Messrs. Duffy and Bloom, who were appointed in May 1999. Prior to that time, the responsibilities of the compensation committee were handled by the entire board of directors.


Compensation Committee Interlocks and Insider Participation

     No interlocking relationships exist between our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past with the exception of the following:

   o Mr. Pettengill served, through September 1999, and Messrs. Belau, Duffy and Meyer currently serve, on the board of directors of Tribeca Software, a network management software company; Messrs. Pettengill and Belau served, through September 1999, as executive officers of Tribeca, and Mr. Meyer currently serves as an executive officer of Tribeca. Please see "Certain Relationships and Related Transactions-- Tribeca Software" for information about our relationship with Tribeca.

   o Messrs. Pettengill and Meyer serve on the board of directors of Riversoft Ltd., a network management software company. We act as a reseller for Riversoft's software. To date, our revenues from sales of Riversoft's software have not been material.

   o Our directors have engaged in various other transactions with us. For information about these transactions please see "Certain Relationships and Transactions--Relationship with Cisco," "--Sale of Common Stock," "--Sales of Series A Convertible Preferred Stock and Warrants," "--Share Redemption," "--Meyer, Duffy & Associates," "--Loans to Officers" and "--Option Grants."

Director Compensation

     We do not currently compensate our directors for attending meetings of the board of directors or committee meetings of the board of directors, but we do reimburse directors for their reasonable travel expenses incurred in connection with attending these meetings. Each of Messrs. Bloom, Duffy, Kelly and Meyer were granted options to purchase 25,000 shares of our common stock at a price of $4.00 per share in May 1999. Messrs. Sidhu and Wyman were granted options to purchase 25,000 shares of our common stock at a price of $11.05 per share in September 1999. Mr. Smith was granted options to purchase 25,000 shares of our common stock at a price of $60.50 per share in March 2000. These options vest over a period of four years.

     Under the automatic option grant program of the 1999 Stock Incentive Plan, which is described below under "--1999 Stock Incentive Plan," each individual who first joins the board of directors after November 1, 1999 as a non-employee member of the board of directors will also receive an option grant for 25,000 shares of our common stock at the time of his or her commencement of service on the board of directors. In addition, at each annual meeting of stockholders, beginning with the 2001 annual meeting, each individual who is to continue to serve as a non-employee member of the board of directors will receive an option to purchase 2,500 shares of our common stock.

Item 11. Executive Compensation

     The following table sets forth the total compensation paid or accrued during the fiscal years ended December 31, 1999 and 1998 to our Chief Executive Officer and to each of our most highly compensated executive officers, other than the Chief Executive Officer, whose salary and bonus for 1999 exceeded $100,000.
                          Summary Compensation Table

                                                                                     Long-Term
                                                        Annual Compensation     Compensation Awards
                                                       ----------------------  --------------------
                                                                                 Shares Underlying       All Other
Name and Principal Position                     Year    Salary $     Bonus $          Options          Compensation
---------------------------------------------  ------  ----------  ----------  --------------------  ----------------
Ronald G. Pettengill, Jr. ...................  1999    $195,833    $75,000            200,000           $  12,157(1)
 Chief Executive Officer                       1998     175,000     50,000             60,000               8,447(1)
Robert L. Belau .............................  1999     195,833     75,000            200,000               9,839(1)
 President                                     1998     175,000     50,000             60,000               8,899(1)
Thomas R. Joseph ............................  1999     150,000     99,000            100,000               6,600(2)
 Vice President, General Manager               1998     112,500    190,000            270,000               3,000(2)
 North America
Carl D. Humes ...............................  1999     150,000     64,000             60,000               6,000(2)
 Vice President, Global Operations ..........  1998     112,500    190,000            270,000               3,000(2)
Gregory D. Nicastro .........................  1999     154,700     50,000                 --                  --
 Vice President, Strategic Services .........  1998     140,000     14,000                 --                  --
Neeraj Sethi ................................  1999     170,000     70,000             70,000               5,000
 Vice President, Finance                       1998     135,167     55,000                 --                  --
R. Kevin Holt ...............................  1999     110,833    100,000            130,000                  --
 Vice President, Human Resources               1998          --         --                 --                  --

------------
(1) We paid a monthly car allowance and automobile insurance premiums for each of Messrs. Pettengill and Belau during the years ended December 31, 1999 and 1998.

(2) We paid a monthly car allowance effective July 1998 for each of Messrs. Joseph and Humes during the years ended December 31, 1999 and 1998.

Option Grants in Last Fiscal Year

     The following table sets forth grants of stock options for the year ended December 31, 1999 to our Chief Executive Officer and to each of our most highly compensated executive officers, other than the Chief Executive Officer, whose salary and bonus for such fiscal year exceeded $100,000. Mr. Nicastro was not granted stock options in the year ended December 31, 1999. We have never granted any stock appreciation rights. The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated assuming that the fair market value of common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. The percentage of total options granted to employees in the last fiscal year is based on options to purchase an aggregate of 3,686,990 shares of common stock granted under our option plans.

                                                                                               Potential Realizable Value
                                       Number of      Percent of                                 at Assumed Annual Rates
                                      Securities    Total Options                              of Stock Price Appreciation
                                      Underlying      Granted to      Exercise                        for Option Term
                                        Options       Employees      Price Per    Expiration   ------------------------------
Name                                    Granted        In 1999       Share ($)       Date            5%              10%
-----------------------------------  ------------  ---------------  -----------  ------------  --------------  --------------
Ronald G. Pettengill, Jr. .........     200,000    5.4%            $ 4.00          5/11/09      $19,522,400     $30,089,115
Robert L. Belau ...................     200,000    5.4               4.00          5/11/09       19,522,400      30,089,115
Thomas R. Joseph ..................     100,000    2.7               6.50           7/1/09        9,511,200      14,794,557
Carl D. Humes .....................      60,000    1.6               6.50           7/1/09        5,416,400       8,034,304
Neeraj Sethi ......................      70,000    1.9               2.50           4/1/09        6,937,840      10,636,190
R. Kevin Holt .....................     130,000    3.5               2.50           3/1/09       12,255,533      17,927,659

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values


     The following table sets forth information concerning the value realized upon exercise of options during 1999 and the number and value of unexercised options held by each of our named executive officers at December 31, 1999. The last reported sale price of our common stock on December 31, 1999 was $65.50 per share. Accordingly, the values set forth below have been calculated on the basis of the fair market value on December 31, 1999 less the applicable exercise price per share, multiplied by the number of shares underlying the options.

                                                                          Options at                In-the-Money Options
                                                                       Fiscal Year-End               at Fiscal Year-End
                                                                ------------------------------  -----------------------------
                                                                      Number of Securities
                                         Shares                      Underlying Unexercised          Value of Unexercised
                                      Acquired on      Value    ------------------------------  -----------------------------
Name                                    Exercise     Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
-----------------------------------  -------------  ----------  -------------  ---------------  -------------  --------------
Ronald G. Pettengill, Jr. .........       --           --          830,000         150,000       $53,510,000    $ 9,225,000
Robert L. Belau ...................       --           --          830,000         150,000        53,510,000      9,225,000
Thomas R. Joseph ..................       --           --          270,000         190,000        17,370,030     11,667,500
Carl D. Humes .....................       --           --          270,000         150,000        17,332,500      9,307,500
Gregory D. Nicastro ...............       --           --           84,000         252,000         5,397,000     16,191,000
Neeraj Sethi ......................       --           --          120,000         130,000         7,722,500      8,265,000
R. Kevin Holt .....................       --           --           32,500          97,500         2,047,500      6,142,500

Employment Agreements

     We have entered into executive employment agreements with Ronald G. Pettengill, Jr., our Chairman and Chief Executive Officer, and Robert L. Belau, our President. Each employment agreement provides for an initial annual base salary of $200,000. Each employment agreement also provides for a 1999 performance-based bonus, which totalled $75,000, and bonuses in all subsequent years at the discretion of our Board of Directors. Under the agreements, each executive also received options to purchase 100,000 shares of our common stock at a price of $4.00 per share, which vest over 3 years. Additionally, each executive received options to purchase an additional 100,000 shares of our common stock at a price of $4.00 per share which vest after 4 years. These additional options will vest immediately upon the achievement of certain gross revenues thresholds.

     Each employment agreement expires on May 11, 2002, subject to extension or earlier termination. Each employment agreement provides that if Messrs. Pettengill and Belau are terminated by us without cause or if they terminate their employment agreements for good reason, they will be entitled to their base salary and health coverage until the later of the expiration date of their employment agreements or one year from the date of termination. Additionally, all stock options granted to them will immediately vest.

     Under the agreements, good reason includes:

     o a material breach of the agreements by us;

     o a material change in the executive's duties and responsibilities;

     o a change in the executive's reporting relationship;

     o a relocation of our executive offices further than 75 miles from its current location; or

     o a change of control.

     Each employment agreement prohibits Messrs. Pettengill and Belau from competing with us, or soliciting our customers or employees, for a period of one year from the date of their termination of employment.

     We have also entered into an employment agreement with R. Kevin Holt, our Vice President of Human Resources, John Wright, Managing Director Europe, and Gerard E. Dorsey, our Chief Financial Officer. Mr. Holt's agreement provides for an initial annual base salary of $130,000 and for a 1999 performance-based bonus, which totaled $100,000, and bonuses in all subsequent years based upon the achievement of certain hiring goals. Under the agreement, Mr. Holt received options to purchase 130,000 shares of our common stock at a price of $2.50 per share, which vest over four years.

     Our employment agreement with Mr. Holt expires on January 23, 2001, subject to earlier termination. Mr. Holt's agreement provides that if he is terminated by us without cause or if he terminates his employment with us for good reason, he will be entitled to receive his base salary until the earlier of six months after the date of his termination or the date he accepts new employment. Under the agreement, good reason includes:

     o a reduction in Mr. Holt's base salary;

     o a relocation of Mr. Holt's office further than 50 miles from his current office; or

     o a material reduction in job duties.

     Our agreement prohibits Mr. Holt from competing with us, soliciting our employees or permitting his name to be used in connection with a competing business for a period of six months from the date of the termination of his employment.

     Our agreement with Mr. Wright provides for an initial base salary of [British Pounds]71,200, approximately $114,000 at an exchange rate of 1.60, plus a bonus based on our performance. Under the agreement, Mr. Wright received options to purchase 80,000 shares of our common stock at a price of $2.50 per share, which vest over four years. We agreed to contribute an amount equal to 5% of Mr. Wright's base salary to a pension plan. The employment agreement prohibits Mr. Wright from competing with us and soliciting our employees for a period of 6 and 12 months, respectively, from the termination of his employment. The agreement is in effect until terminated by either party by giving at least 3 months notice to the other party.

     Our agreement with Mr. Dorsey provides for an initial base salary of $210,000 and an annual bonus of up to a maximum of $75,000. Under the agreement, Mr. Dorsey received options to purchase 175,000 shares of our common stock at a price of $11.05 per share, which vest over 4 years. Our agreement further provides that Mr. Dorsey will receive an automobile allowance of $650 per month. The agreement prohibits Mr. Dorsey from competing with us and soliciting our employees for a period of one year from the termination of his employment. The agreement has an initial term of three years, and renews automatically for successive one year periods unless written notice is given by either party. Our employment agreement with Mr. Dorsey expires on September 24, 2002, subject to extension or earlier termination. Mr. Dorsey's agreement provides that if he is terminated by us without cause or if he terminates his employment agreement with us for good reason, he will be entitled to receive his base salary until the earlier of twelve months after the date of his termination or the date he accepts new employment. Under terms of this agreement good reason includes if Mr. Dorsey terminates his employment within 30 days after a change in control of Predictive. If Mr. Dorsey is terminated by us without cause or if he terminates his employment agreement with us for good reason, any unvested options will vest immediately.

1999 Stock Incentive Plan

     The 1999 Stock Incentive Plan is intended to serve as the successor equity incentive program to our 1998 Stock Option/Stock Issuance Plan and our 1998 California Stock Option/Stock Issuance Plan. The 1999 Plan became effective upon its adoption by the board of directors on September 14, 1999 and was approved by our stockholders on that date.

     6,655,600 shares of common stock have been authorized for issuance under the 1999 Plan. This share reserve consists of the shares which were available for issuance under the predecessor plans on the effective date of the 1999 Plan plus an additional increase of 2,345,597 shares. The share reserve will automatically be increased on the first trading day of January each calendar year, beginning in January 2001, by a number of shares equal to 1% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but no such annual increase will exceed 500,000 shares. However, in no event may any one participant in the 1999 Plan receive option grants or direct stock issuances for more than 500,000 shares in the aggregate per calendar year.

     Outstanding options under the predecessor plans were incorporated into the 1999 Plan upon the date of our initial public offering, and no further option grants may be made under those plans. The incorporated options will continue to be governed by their existing terms, unless our compensation committee extends one or more features of the 1999 Plan to those options. However, except as otherwise noted below, the outstanding options under the predecessor plans contain substantially the same terms and conditions summarized below for the discretionary option grant program under the 1999 Plan.

     The 1999 Plan has five separate programs:

   o the discretionary option grant program under which eligible individuals in our employ or service (including officers, non-employee board members and consultants) may be granted options to purchase shares of our common stock;

   o the stock issuance program under which these individuals may be issued shares of our common stock directly, with the purchase of such shares or as a bonus tied to the performance of services;


   o the salary investment option grant program under which executive officers and other highly compensated employees may elect to apply a portion of their base salary to the acquisition of special below-market stock option grants;


   o the automatic option grant program under which option grants are automatically made at periodic intervals to eligible non-employee board members; and

   o the director fee option grant program under which non-employee board members may elect to apply a portion of their retainer fee to the acquisition of special below-market stock option grants.

     The discretionary option grant and stock issuance programs are administered by our compensation committee. This committee determines which eligible individuals are to receive option grants or stock issuances, the time or times when such option grants or stock issuances are to be made, the number of shares subject to each such grant or issuance, the exercise or purchase price for each such grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding. The committee also selects the executive officers and other highly compensated employees who may participate in the salary investment option grant program in the event that program is activated for one or more calendar years. Neither the compensation committee nor the board exercises any administrative discretion with respect to option grants made under the salary investment option grant program or under the automatic option grant or director fee option grant program for the non-employee board members.

     The exercise price for the options may be paid in cash or in shares of our common stock valued at fair market value on the exercise date. The option may also be exercised through a same-day sale program without any cash outlay by the optionee. In addition, the compensation committee may allow a participant to pay the option exercise price or direct issue price (and any associated withholding taxes incurred in connection with the acquisition of shares) with a full-recourse, interest-bearing promissory note.

     In the event that we are acquired, whether by merger or asset sale or board-approved sale by the stockholders of more than 50% of our voting stock, each outstanding option under the discretionary option grant program which is not to be assumed by the successor corporation or otherwise continued will automatically accelerate in full, and all unvested shares under the discretionary option grant and stock issuance programs will immediately vest, except to the extent our repurchase rights with respect to those shares are to be assigned to the successor corporation or otherwise continued in effect. The compensation committee may grant options under the discretionary option grant program which will accelerate in the acquisition even if the options are assumed or which will accelerate if the optionee's service is subsequently terminated. The compensation committee may grant options and issue shares which accelerate in connection with a hostile change in control effected through a successful tender offer for more than 50% of our outstanding voting stock or by proxy contest for the election of board members) or the options and shares may accelerate upon a subsequent termination of the individual's service.

     Options currently outstanding under the plan may be assumed by the successor corporation in an acquisition; such options are not by their terms subject to acceleration at the time of an acquisition or a change in control or upon the termination of the optionee's service following any such transaction.

     Stock appreciation rights may be issued under the discretionary option grant program which will provide the holders with the election to surrender their outstanding options for an appreciation distribution from us equal to the fair market value of the vested shares subject to the surrendered option less the aggregate exercise price payable for such shares. This appreciation distribution may be made in cash or in shares of our common stock. There are currently no outstanding stock appreciation rights under the predecessor plans.

     The compensation committee has the authority to cancel outstanding options under the discretionary option grant program (including options incorporated from predecessor plans) in return for the grant of new options for the same or different number of option shares with an exercise price per share based upon the fair market value of the common stock on the new grant date.

     In the event the compensation committee elects to activate the salary investment option grant program for one or more calendar years, each of our executive officers and other highly compensated employees selected for participation may elect to reduce his or her base salary for that calendar year by a specified dollar amount not less than $5,000 nor more than $50,000. In return, the individual will automatically be granted, on the first trading day in the calendar year for which the salary reduction is to be in effect, a non-statutory option to purchase that number of shares of common stock determined by dividing the salary reduction amount by two-thirds of the fair market value per share of our common stock on the grant date. The option exercise price will be equal to one-third of the fair market value of the option shares on the grant date. As a result, the fair market value of the option shares on the grant date less the exercise price payable for those shares will be equal to the salary reduction amount. The option will become exercisable in a series of 12 equal monthly installments over the calendar year for which the salary reduction is to be in effect and will be subject to full and immediate vesting in the event of an acquisition or change in control.

     Under the automatic option grant program, each individual who first joins our board after our initial public offering as a non-employee board member will automatically be granted an option for 25,000 shares of our common stock at the time of his or her commencement of board service. In addition, on the date of each annual stockholders meeting, beginning with the 2001 meeting, each individual who has served as a non-employee board member since the last annual stockholders meeting will receive an option grant to purchase 2,500 shares of our common stock. Each automatic grant will have an exercise price equal to the fair market value per share of our common stock on the grant date and will have a maximum term of 10 years, subject to earlier termination following the optionee's cessation of board service. Each option will be immediately exercisable, subject to our right to repurchase any unvested shares, at the original exercise price, at the time of the board member's cessation of service. The options will vest, and our repurchase right will lapse, with respect to, the initial 25,000-share option grant in a series of four (4) equal successive annual installments upon the optionee's completion of each year of service over the four (4)-year period measured from the grant date. However, each such outstanding option will immediately vest upon an acquisition or change in control or the death or disability of the optionee while serving as a board member. Each 2,500-share option grant will be fully vested on grant.

     If the director fee option grant program is put into effect in the future, then each non-employee board member may elect to apply all or a portion of any cash retainer fee for the year to the acquisition of a below-market option grant. The option grant will automatically be made on the first trading day in January in the year for which the non-employee board member would otherwise be paid the cash retainer fee in the absence of his or her election. The option will have an exercise price per share equal to one-third of the fair market value of the option shares on the grant date, and the number of shares subject to the option will be determined by dividing the amount of the retainer fee applied to the program by two-thirds of the fair market value per share of our common stock on the grant date. As a result, the fair market value of the option shares on the grant date less the exercise price payable for those shares will be equal to the portion of the retainer fee applied to that option. The option will become exercisable in a series of twelve equal monthly installments over the calendar year for which the election is in effect. However, the option will become immediately exercisable for all the option shares upon the death or disability of the optionee while serving as a board member.

     Limited stock appreciation rights will automatically be included as part of each grant made under the automatic option grant, director fee option grant and salary investment option grant programs and may be granted to one or more officers as part of their option grants under the discretionary option grant program. Options with this limited stock appreciation right may be surrendered to us upon the successful completion of a hostile tender offer for more than 50% of our outstanding voting stock. In return for the surrendered option, the optionee will be entitled to a cash distribution from us in an amount per surrendered option share equal to the highest price per share of our common stock paid in connection with the tender offer less the exercise price payable for such share.

     The board may amend or modify the 1999 Plan at any time, subject to any required stockholder approval. The 1999 Plan will terminate no later than September 14, 2009.

Employee Stock Purchase Plan

     Our Employee Stock Purchase Plan was adopted by the board on September 14, 1999 and approved by our stockholders on that date. The plan became effective on October 27, 1999. The plan is designed to allow our eligible employees and those of our participating subsidiaries to purchase shares of our common stock, at semi-annual intervals, through periodic payroll deductions. A total of 750,000 shares of our common stock may be issued under the plan.

     The plan has a series of successive offering periods, each with a maximum duration of 24 months. The initial offering period began on October 27, 1999 and will end on the last business day in October 2001. The next offering period will begin on the first business day in November 2001, and subsequent offering periods will be set by our compensation committee.

     Individuals who are eligible employees on the start date of any offering period may enter the plan on that start date or on any subsequent semi-annual entry date (generally May 1 or November 1 each year). Individuals who become eligible employees after the start date of the offering period may join the plan on any subsequent semi-annual entry date within that period.

     A participant may contribute up to 10% of his or her cash earnings through payroll deductions and the accumulated payroll deductions will be applied to the purchase of shares on the participant's behalf on each semi-annual purchase date (the last business day in January and July each year). The purchase price per share will be 85% of the lower of the fair market value of our common stock on the participant's entry date into the offering period or the fair market value on the semi-annual purchase date. The first purchase date will occur on the last business day in April 2000. In no event, however, may any participant purchase more than 500 shares, nor may all participants in the aggregate purchase more than 187,500 shares on any one semi-annual purchase date. Should the fair market value of our common stock on any semi-annual purchase date be less than the fair market value on the first day of the offering period, then the current offering period will automatically end and a new offering period will begin, based on the lower fair market value.

     The board may at any time amend or modify the plan. The plan will terminate no later than the last business day in October 2009.

 Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to beneficial ownership of our common stock, as of March 1, 2000:

     o each person known by us to beneficially own more than 5% of our common stock;

     o each executive officer named in the Summary Compensation Table;

     o each of our directors;

     o all of our executive officers and directors as a group; and

     o the selling stockholders.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Unless otherwise indicated, the address for those listed below is c/o Predictive Systems, Inc., 145 Hudson Street, New York, New York 10013. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by such persons that are exercisable within 60 days of March 15, 2000, but excludes shares of common stock underlying options held by any other person. Percentage of beneficial ownership is based on 23,429,200 shares of common stock outstanding as of March 15, 2000.

                                                    Shares+      Percent+
                                                 ------------   ---------
Ronald G. Pettengill, Jr. (1) .................   2,312,333        9.5%
Robert L. Belau (2) ...........................   2,738,333       11.3
Gerard R. Dorsey ..............................          --         --
R. Kevin Holt (3) .............................      32,500          *
Carl D. Humes (4) .............................     270,000        1.1
Thomas R. Joseph (5) ..........................     270,000        1.1
Gregory D. Nicastro (6) .......................     168,000          *
Gary N. Papilsky ..............................       1,000          *
Neeraj Sethi (7) ..............................     197,500          *
John Wright (8) ...............................      20,000          *
Peter L. Bloom (9) ............................   6,886,256       29.4
Donald J. Duffy (10) ..........................   2,638,150       11.2
Braden R. Kelly (11) ..........................          --         --
Eric Meyer (12) ...............................   3,121,150       13.2
Inder Sidhu (13) ..............................   1,242,000        5.3
William L. Smith ..............................          --         --
William W. Wyman (14) .........................          --         --
Cisco Systems, Inc. (15) ......................   1,242,000        5.3
General Atlantic Partners, LLC (16) ...........   6,880,006       29.4
Meyer, Duffy & Associates, L.P. (17) ..........   1,800,000        7.7
Putnam Investments, Inc. (18) .................   1,388,787        5.9
Other selling stockholders ....................
All directors and executive officers as a group
 (17 persons) (19) ............................  17,445,322       66.4

------------
* Indicates less than one percent of the common stock.

+ On March 6, 2000, we filed a Registration Statement on Form S-1 (Registration
  No. 33-31770), registering the sale of 1,000,000 shares of common stock by us and 2,800,000 shares of common stock by various selling stockholders (plus an additional 570,000 shares of common stock to be sold pursuant to the underwriters' exercise of the over-allotment option by some of the selling stockholders). We expect this transaction to be consummated in the second quarter 2000. If this public offering is consummated, the share numbers and percentages in this table will change. You should review the Registration Statement and the amendments to it for more information about that offering.

 (1) Includes (a) 863,333 shares issuable upon the exercise of currently exercisable options (b) 1,439,000 shares of common stock held by Tao Partners Limited Partnership and (c) 10,000 shares held by The Pettengill Family Foundation. Mr. Pettengill and his wife are the sole stockholders of Julcon, Inc., the general partner of Tao Partners Limited Partnership. Mr. Pettengill disclaims beneficial ownership of the shares held by The Pettengill Family Foundation.
 (2) Includes (a) 863,333 shares issuable upon the exercise of currently exercisable options (b) 126,000 shares of common stock held by The Belau Family Trust and (c) 10,000 shares held by The Belau Family Foundation. Mr. Belau disclaims beneficial ownership of the shares held by The Belau Family Foundation.
 (3) Includes 32,500 shares issuable upon the exercise of currently exercisable options.
 (4) Includes 270,000 shares issuable upon the exercise of currently exercisable options.
 (5) Includes (a) 250,000 shares issuable upon the exercise of currently exercisable options and (b) 20,000 shares issuable upon the exercise of currently exerciseable stock options held by The Joseph Family Trust. Mr. Joseph disclaims beneficial ownership of the securities held by The Joseph Family Trust.
 (6) Includes 168,000 shares issuable upon the exercise of currently exercisable options.
 (7) Includes 167,500 shares issuable upon the exercise of currently exercisable options.
 (8) Includes 20,000 shares issuable upon the exercise of currently exercisable options.
 (9) Includes (a) 6,250 shares issuable upon the exercise of currently exercisable options, (b) 5,350,441 shares owned by General Atlantic Partners 54, (c) 349,918 shares owned by General Atlantic Partners 57, and
     (d) 1,179,647 shares owned by GAP Coinvestment Partners II. The general partner of General Atlantic Partners 54 and General Atlantic Partners 57 is General Atlantic Partners, LLC and the managing members of General Atlantic Partners, LLC are also the general partners of GAP Coinvestment Partners II. Peter L. Bloom is a managing member of General Atlantic Partners, LLC. Mr. Bloom disclaims beneficial ownership of these securities except to the extent of his economic interest in General Atlantic Partners, LLC, and GAP Coinvestment Partners II. The address of Mr. Bloom is c/o General Atlantic Partners, LLC, 3 Pickwick Plaza, Greenwich, Connecticut 06830.
 10) Includes (a) 186,250 shares issuable upon the exercise of currently exercisable options, (b) 510,960 shares of common stock held by MD Strategic, L.P., (c) 1,800,000 shares of common stock held by Meyer, Duffy & Associates, L.P., and (d) 140,940 shares of common stock held by PVII, L.P. Mr. Duffy is a general partner of each of MD Strategic, L.P., Meyer, Duffy & Associates, L.P. and PVII, L.P. Mr. Duffy disclaims beneficial ownership of these securities except to the extent of his economic interest in MD Strategic L.P., Meyer, Duffy & Associates, L.P. and PVII, L.P. The address of Mr. Duffy is c/o of Meyer, Duffy & Associates, Inc., 237 Park Avenue, New York, New York 10017.
(11) Mr. Kelly is a limited partner of GAP Coinvestment Partners II. Mr. Kelly disclaims beneficial ownership of the securities held by GAP Coinvestment Partners II except to the extent of his economic interest in those securities. The address of Mr. Kelly is c/o General Atlantic Partners, LLC, 3 Pickwick Plaza, Greenwich, Connecticut 06830.
(12) Includes (a) 186,250 shares issuable upon the exercise of currently exercisable options, (b) 510,960 shares of common stock held by MD Strategic, L.P., (c) 1,800,000 shares of common stock held by Meyer, Duffy & Associates, L.P., and (d) 140,940 shares of common stock held by PVII, L.P. Mr. Meyer is a general partner of each of MD Strategic L.P., Meyer, Duffy & Associates, L.P. and PVII, L.P. Mr. Meyer disclaims beneficial ownership of these securities except to the extent of his economic interest in MD Strategic L.P., Meyer, Duffy & Associates, L.P. and PVII, L.P. The address of Mr. Meyer is c/o Meyer, Duffy & Associates, Inc., 237 Park Avenue, New York, New York 10017.

(13) Includes 1,242,000 shares of common stock owned by Cisco. Mr. Sidhu is the Vice President of Worldwide Professional Services at Cisco. The address of Mr. Sidhu is c/o Cisco Systems, Inc., 170 West Tasman Drive, San Jose, California 95134-1706.
(14) The address of Mr. Wyman is 4 North Balch Street, Hanover, New Hampshire 03755.
(15) The address of Cisco is 170 West Tasman Drive, San Jose, California 95134-1706.
(16) Includes (a) 5,350,441 shares owned by General Atlantic Partners 54, (b) 349,918 shares owned by General Atlantic Partners 57, and (c) 1,179,647 shares owned by GAP Coinvestment Partners II. General Atlantic Partners, LLC is the general partner of General Atlantic Partners 54 and General Atlantic Partners 57 and the managing members of General Atlantic Partners, LLC are also the general partners of GAP Coinvestment Partners
     II. Therefore, General Atlantic Partners, LLC may vote and dispose of the shares owned by these entities. The address of General Atlantic Partners, LLC is 3 Pickwick Plaza, Greenwich, Connecticut 06830.
(17) The address of Meyer, Duffy & Associates, L.P. is c/o Meyer, Duffy & Associates, Inc., 237 Park Avenue, New York, New York 10017.
(18) Includes (a) 1,223,687 shares held by Putnam Investment Management, Inc. ("PIM") and (b) 165,100 shares held by The Putnam Advisory Company, Inc. ("PAC"). PIM and PAC are wholly- owned subsidiaries of Putnam Investments, Inc., a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. Of the 1,223,687 shares held by PIM, 1,115,897 shares are held by Putnam OTC & Emerging Growth Fund. The address of Putnam Investments, Inc. is One Post Office Square, Boston, Massachusetts 02109.
(19) Includes 2,768,000 shares issuable upon the exercise of currently exercisable options.

Item 13. Certain Relationships and Related Transactions

Relationship with Cisco


     In September 1999, we sold 1,242,000 shares of our common stock to Cisco for $12.00 per share. In connection with the investment, we have agreed to nominate a person designated by Cisco to our Board of Directors so long as Cisco owns more than 750,000 shares of our common stock. Additionally, we provide network consulting services to Cisco pursuant to an existing agreement negotiated by the parties in an arms-length transaction. This agreement expires in May 2003 and governs the terms and conditions that apply to all consulting services performed by us for Cisco and for customers of Cisco. This agreement provides that if we give more favorable rates to another client we will inform Cisco and Cisco will have the right to terminate this agreement. In fiscal 1998 and 1999, revenues from Cisco were $35,190 and $2,240,229, respectively. Inder Sidhu, one of our directors, is the Vice President of Worldwide Professional Services at Cisco.


Sale of Common Stock


     In September 1999, we sold 94,867 and 18,133 shares of our common stock to General Atlantic Partners 57 and GAP Coinvestment Partners II, respectively, for $12.00 per share. Peter L. Bloom and Braden R. Kelly, our directors, are, respectively, a managing member and a principal of General Atlantic Partners, LLC. General Atlantic Partners, LLC is the general partner of General Atlantic Partners 57 and the managing members of General Atlantic Partners, LLC are also the general partners of GAP Coinvestment Partners II.


Tribeca Software


     In March 1998, we made a pro rata distribution of all of the outstanding shares of our former subsidiary, Tribeca Software, Inc., to our stockholders. Of the 1,501,700 then outstanding shares of Tribeca, we distributed the following amounts to our officers, directors and 5% stockholders and their affiliates:



                                            Number of Shares
Name of Stockholder                            of Tribeca
----------------------------------------   -----------------
Ronald G. Pettengill, Jr. ..............        234,000
Robert L. Belau ........................        250,000
Belau Irrevocable Family Trust .........         10,000
Neeraj Sethi ...........................         13,000
Donald J. Duffy ........................         25,000
Eric Meyer .............................         42,500
MD Strategic, L.P. .....................         85,000
PVII, L.P. .............................         32,000
Boyce Meyer Trust(1). ..................        200,000

------------
(1) Boyce Meyer was the father of Eric Meyer and the stepfather of Robert L. Belau.


     Subsequent to this transaction, Tribeca purchased from us, and we assigned to Tribeca, network management software and other assets, including computer and office equipment. As payment for these assets, Tribeca gave us a demand note in the amount of $130,000, which accrued interest at 8% per annum. Additionally, we gave Tribeca a $1,000,000 line of credit at an interest rate of 8% per annum. In March 1999, Tribeca paid us the full amounts due under the demand note and line of credit and the line of credit was terminated. The largest amount outstanding under the line of credit was $988,800.


     From March 1998 through June 1999, we performed payroll, accounting and other administrative services for Tribeca for a fee of $7,000 per month. Additionally, Tribeca leases office space and equipment from us for approximately $8,000 per month as of January 1, 2000, which monthly payment had been approximately $12,000 through December 31, 1999. We believe that these transactions were on terms that are no less favorable than those that could be obtained from unaffiliated third parties.

     Ronald G. Pettengill, Jr., our Chairman and Chief Executive Officer, was a director of Tribeca until September 1999 and owns shares of Tribeca's common stock. Robert L. Belau, our President, and Donald J. Duffy and Eric Meyer, our directors, are directors of Tribeca and own shares of common stock of Tribeca. Additionally, Messrs. Pettengill and Belau served as executive officers of Tribeca until September 1999 and Mr. Meyer has served as Tribeca's interim Chief Executive Officer since September 1999.


Sale of Series A Convertible Preferred Stock and Warrants

     In March 1999, we sold 6,512,316 shares of series A convertible preferred stock and warrants to purchase the number of shares of our common stock that equaled 15% of the number of shares registered in our initial public offering, at $18.00 per share, to six accredited investors for an aggregate purchase price of approximately $18.6 million. General Atlantic Partners 54, L.P. purchased 5,350,441 shares and GAP Coinvestment Partners II purchased 1,112,765 shares. Peter L. Bloom and Braden R. Kelly, our directors, are respectively a managing member and a principal of General Atlantic Partners, LLC. General Atlantic Partners, LLC is the general partner of General Atlantic Partners 54 and the managing members of General Atlantic Partners, LLC are also the general partners of GAP Coinvestment Partners II. The purchase price for the series A convertible preferred stock was $2.85 per share. On the closing of our initial public offering, the series A convertible preferred stock converted into 6,512,316 shares of our common stock. The warrants have terminated and are no longer exercisable.


Share Redemption

     As a condition of the March 1999 sale of series A convertible preferred stock and warrants, we were required to repurchase approximately $8.4 million of our common stock. Accordingly, we made an offer to each of our stockholders to repurchase their shares at a price of $2.94 per share. Subsequently, in March 1999, we repurchased a total of 2,855,100 shares of common stock from 31 of our stockholders who elected to sell shares for an aggregate purchase price of approximately $8.4 million. Of these, we purchased the following amounts from our officers, directors and 5% stockholders and their affiliates:



                                       Number of Shares       Aggregate
Name of Stockholder                        Redeemed         Consideration
-----------------------------------   ------------------   --------------
Ronald G. Pettengill, Jr. .........         534,000          $1,570,850
Robert L. Belau ...................         480,000           1,412,000
Neeraj Sethi ......................          48,000             141,200
Donald J. Duffy ...................         210,000             617,750
Eric Meyer ........................         282,000             829,550
MD Strategic, L.P. ................         119,040             350,176
Predictive Ventures, L.P. .........         300,000             882,500
PVII, L.P. ........................          33,060              97,251

     Eric Meyer and Donald J. Duffy, our directors, are general partners of MD Strategic, Predictive Ventures and PVII.


Meyer, Duffy & Associates

     We had an agreement with Meyer, Duffy & Associates, Inc. pursuant to which they provided us with consulting and advisory services regarding capital raising and strategic partnerships. Eric Meyer and Donald J. Duffy, our directors, serve as co-managing Directors of Meyer, Duffy & Associates. We paid Meyer, Duffy & Associates a retainer fee of $5,000 per month in connection with these services through March 31, 1999, the date that the agreement terminated. Additionally, in August 1998, we loaned Meyer, Duffy & Associates, L.P., in connection with the exercise of options, $300,000 at an interest rate of 7% per annum. Meyer, Duffy & Associates, L.P. repaid this loan in March 1999. Messrs. Meyer and Duffy are the general partners of Meyer, Duffy & Associates, L.P.


Loans to Officers

     In August 1998, in connection with the exercise of options, we loaned each of Ronald G. Pettengill, Jr., our Chairman and Chief Executive Officer and Robert L. Belau, our President, $97,500 at an interest rate of 7% per annum. Messrs. Pettengill and Belau repaid those loans in March 1999. In addition to these loans, from time to time, we have advanced loans to Messrs. Pettengill and Belau. As of December 31, 1998 the amounts outstanding under these advances for Messrs. Pettengill and Belau was $15,000 and $13,402, respectively, which represents the largest amounts outstanding under these advances during fiscal 1998. There are currently no advances outstanding. We may in the future make loans to our officers.


Option Grants

     We granted each of Messrs. Bloom, Duffy, Kelly and Meyer, our non-employee directors, options to purchase 25,000 shares of our common stock at a price of $4.00 per share. We granted each of Messrs. Sidhu and Wyman, our non-employee directors, options to purchase 25,000 shares of our common stock at a price of $11.05 per share. Further, in 1999, we granted to Messrs. Pettengill, Belau, Dorsey, Joseph, Humes, Holt, Sethi, Wright and Papilsky options to purchase 200,000; 200,000; 175,000; 100,000; 60,000; 130,000; 70,000; 80,000 and 50,000,
respectively. Additionally, in March 2000, we granted Mr. Smith, one of our non-employee directors, options to purchase 25,000 shares of our common stock at a price of $60.50 per share. Please see "Executive Compensation--Employment Agreements." For additional information regarding the grant of stock options to executive officers and directors, please see "Directors and Executive Officers of the Registrant--Director Compensation," "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management."

Relationship with BellSouth

     We provide network consulting services to BellSouth pursuant to an existing agreement negotiated by the parties in an arms-length transaction. This agreement expires in May 2001 and governs the terms and conditions that apply to all consulting services performed by us for BellSouth and for BellSouth's customers. In fiscal 1999, revenue from BellSouth was $1,229,881. William L. Smith, one of our directors, is Executive Vice President of Network Planning and Chief Technology Officer of BellSouth.

     We have adopted a policy that all transactions with officers, directors, 5% stockholders and their affiliates be entered into only if they are approved by a majority of the disinterested independent directors, are on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit us.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Consolidated Financial Statements.

            The following consolidated financial statements of Predictive Systems, Inc. and Subsidiaries and the Report of Independent Public Accountants thereon are included in Item 8 above:

                                                                                          Page
                                                                                         -----

Report of Independent Public Accountants .............................................    F-2
Consolidated Balance Sheets as of December 31, 1998 and 1999 .........................    F-3
Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and
 1999 ................................................................................    F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years
 Ended December 31, 1997, 1998 and 1999 ..............................................    F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and
 1999 ................................................................................    F-6
Notes to Consolidated Financial Statements ...........................................    F-7


     (a)(2) Financial Statement Schedules.

            All financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or Notes thereto.

     (a)(3) Exhibits.

            The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.


  Number       Description
-------------  ----------------------------------------------------------------------------------------
   3.1#        Amended and Restated Certificate of Incorporation.
   3.2##       Amended and Restated By-laws.
   4.1+        Specimen common stock certificate.
   4.2         See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of
               Incorporation and Amended and Restated By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
   4.3+        Stock Purchase Warrant, dated March 5, 1999, by and between General Atlantic Partners
               54, L.P. and the Registrant.
   4.4+        Stock Purchase Warrant, dated March 5, 1999, by and between GAP Coinvestment
               Partners II, L.P. and the Registrant.
  10.1+        1999 Stock Incentive Plan.
  10.2+        1999 Employee Stock Purchase Plan.
  10.4+        Employment Agreement, dated May 11, 1999, by and between Ronald Pettengill and the
               Registrant.
  10.5+        Employment Agreement, dated May 11, 1999, by and between Robert Belau and the
               Registrant.
  10.6+        Employment Agreement, dated January 22, 1999, by and between Kevin Holt and the
               Registrant.
  10.7+        Registration Rights Agreement, dated March 5, 1999.
  10.8+        Secured Promissory Note, dated August 31, 1998, in favor of Brown Brothers Harriman &
               Co.
  10.9+        Agreement of Lease, dated June 25, 1999, by and between the Registrant and Polestar
               Fifth Property Associates LLC.
  10.10**      Development and License Agreement, dated July 29, 1998, by and between Bear, Stearns
               & Co. Inc. and the Registrant.
  10.10.1@     Statements of Work, by and between Bear, Stearns & Co. Inc. and the Registrant, entered into pursuant to the Development and License Agreement included as Exhibit 10.10.
  10.12**      Consulting Services Agreement, dated October 15, 1998, by and between First Union
               Corporation and the Registrant.
  10.12.1@     Statement of Work, by and between First Union Corporation and the Registrant, entered into pursuant to the Consulting Services Agreement included as Exhibit 10.12.
  10.13**      Strategic Partnering Agreement, dated July 30, 1999, by and between Cabletron Systems
               Inc. and the Registrant.
  10.14**      Systems Integration Consulting Services Agreement, dated May 21, 1998, by and between
               LCI International Telecom Corp. dba Qwest Communications Corporation and the
               Registrant.
  10.15+       Amendment No. 1 to Consulting Services Agreement dated June 21, 1999, to Systems
               Integration Consulting Services Agreement, dated May 21, 1998, by and between LCI
               International Telecom Corp. dba Qwest Communications Corporation and the Registrant.
  10.15.1@     Statements of Work, by and between Qwest Communications Corporation and the Registrant, entered into pursuant to the Consulting Services Agreement included as Exhibit 10.14, as amended by Amendment No. 1 thereto, included as Exhibit 10.15.
  10.16+       Stock and Warrant Purchase Agreement, dated March 5, 1999, by and among General
               Atlantic Partners 54, L.P., GAP Coinvestment Partners II, L.P., the Other Purchasers
               named therein and the Registrant.
  10.17+       Service Agreement, dated January 1, 1999, by and between John Wright and Predictive
               Limited.
  10.18+       Common Stock Purchase Agreement, dated September 16, 1999, by and between Cisco
               Systems, Inc. and the Registrant.
  10.19+       Investor's Rights Agreement, dated September 16, 1999, by and between Cisco Systems,
               Inc. and the Registrant.
  10.20**      Professional Services Subcontract, dated May 14, 1999, by and between Cisco Systems,
               Inc. and the Registrant.

  Number     Description
-----------  -----------------------------------------------------------------------------------
 10.20.1@    Statements of Work, by and between Cisco Systems and the Registrant, entered into pursuant to the Professional Services Subcontract included as Exhibit 10.20.
 10.21+      Common Stock Purchase Agreement, dated September 22, 1999, by and among General
             Atlantic Partners 57, L.P., GAP Coinvestment Partners II, L.P. and the Registrant.
 10.22+      Amendment No. 1 to the Registration Rights Agreement, dated March 5, 1999, dated
             September 22, 1999.
 10.23+      Employment Agreement, dated September 21, 1999 by and between Gerard Dorsey and the Registrant.
 10.24+      Amendment No. 1 to Common Stock Purchase Agreement, dated September 27, 1999, by and between Cisco Systems, Inc. and the Registrant.
 10.25@      Master Professional Services Agreement, dated May 14, 1999, by and between
             BellSouth MNS, Inc. and the Registrant.
 10.25.1@    Statements of Work, by and between BellSouth MNS, Inc. and the Registrant, entered into pursuant to the Master Professional Services Agreement included as Exhibit 10.25.
 10.26++     Service Agreement, dated February 1, 2000, by and between Cisco Systems, Inc. and the Registrant.
 21.1        List of Subsidiaries
 23.1        Consent of Arthur Andersen LLP
 27.1        Financial Data Schedule.

------------
 # Incorporated by reference to Exhibit 3.2 of Predictive's Registration
   Statement on Form S-1, No. 333-84045 ("Registration Statement No.
   333-84045").
## Incorporated by reference to Exhibit 3.4 of Registration Statement No.
   333-84045.
 + Incorporated by reference to the identically numbered exhibit of
   Registration Statement No. 333-84045.
++ Incorporated by reference to the identically numbered exhibit of
   Registration Statement No. 333-31770.
** Non-confidential portions of this Exhibit were filed as the identically numbered Exhibit of Registration Statement No. 333-84045, which non-confidential portions are incorporated herein by reference.
   Confidential treatment was granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission.
 @ Non-confidential portions of this Exhibit were filed as the identically numbered Exhibit of Registration Statement No.333-31770, which non-confidential portions are incorporated herein by reference. Confidential treatment was requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission.

     (b) Reports on Form 8-K

         The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 28th day of March, 2000.


                                          PREDICTIVE SYSTEMS, INC.

                                          By:  Ronald G. Pettengill, Jr.
                                             -------------------------------
                                             Name: Ronald G. Pettengill, Jr.
                                             Title: Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities indicated.



Signature                         Title(s)                                                  Date
-------------------------------   --------------------------------------------------   --------------
/S/ Ronald G. Pettengill, Jr.     Chief Executive Officer and Chairman of the          March 28, 2000
---------------------------       Board of Directors (principal executive officer)
Ronald G. Pettengill, Jr.


/s/ Robert L. Belau               President and Director                               March 28, 2000
----------------------------
Robert L. Belau

/s/ Gerard E. Dorsey              Chief Financial Officer (principal financial and     March 28, 2000
----------------------------      accounting officer)
Gerard E. Dorsey

/s/ Peter L. Bloom                Director                                             March 28, 2000
---------------------------
Peter L. Bloom

/s/ Donald J. Duffy               Director                                             March 28, 2000
---------------------------
Donald J. Duffy

/s/ Braden R. Kelly               Director                                             March 28, 2000
---------------------------
Braden R. Kelly

/s/ Eric Meyer                    Director                                             March 28, 2000
---------------------------
Eric Meyer

                                  Director                                             March 28, 2000
---------------------------
Inder Sidhu

/s/ William L. Smith              Director                                             March 28, 2000
----------------------------
William L. Smith

/s/ William W. Wyman              Director                                             March 28, 2000
----------------------------
William W. Wyman

                   PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS



                                                                                          Page
                                                                                         -----

Report of Independent Public Accountants .............................................    F-2
Consolidated Balance Sheets as of December 31, 1998 and 1999 .........................    F-3
Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and
 1999 ................................................................................    F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years
 Ended December 31, 1997, 1998 and 1999 ..............................................    F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and
 1999 ................................................................................    F-6
Notes to Consolidated Financial Statements ...........................................    F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Predictive Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Predictive Systems, Inc. (a Delaware corporation) (the "Company") and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with accounting standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Predictive Systems, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting standards generally accepted in the United States.


                                        /s/ ARTHUR ANDERSEN LLP
                                      ----------------------------------------
                                        Arthur Andersen LLP

New York, New York
February 10, 2000

                   PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                              December 31,
                                                                                    ---------------------------------
                                                                                         1998              1999
                                                                                    --------------   ----------------
                                       ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ......................................................    $        --       $ 89,633,634
 Marketable securities ..........................................................             --          2,018,060
 Accounts receivable--net of allowance for doubtful accounts of $141,489 and
  $568,344, respectively ........................................................      8,806,184         16,257,304
 Unbilled work in process .......................................................      1,062,824            289,120
 Notes receivable--employees ....................................................         55,100            116,859
 Notes receivable--stockholders .................................................        515,000                 --
 Due from related party .........................................................        916,948                 --
 Refundable income taxes ........................................................        342,829            842,606
 Prepaid expenses and other current assets ......................................        386,453          1,219,717
                                                                                     -----------       ------------
  Total current assets ..........................................................     12,085,338        110,377,300
Property and equipment -- net of accumulated depreciation and amortization of
 $947,735 and $1,703,711, respectively...........................................      1,356,634          2,884,105
Intangible assets, net of accumulated amortization of $326,871...................             --          3,936,666
Other assets ....................................................................        235,047            224,740
                                                                                     -----------       ------------
  Total assets ..................................................................    $13,677,019       $117,422,811
                                                                                     ===========       ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Cash overdraft .................................................................    $   475,610       $         --
 Short-term borrowings ..........................................................      5,598,000                 --
 Accounts payable ...............................................................      1,255,661          2,322,065
 Accrued compensation ...........................................................        668,321          2,005,859
 Accrued expenses and other current liabilities .................................        879,704          2,709,002
 Current portion of capital lease obligaions ....................................        151,027            183,193
 Deferred income tax liability ..................................................        185,000                 --
 Deferred income ................................................................        445,414          1,064,721
 Dividends payable ..............................................................         61,250                 --
                                                                                     -----------       ------------
  Total current liabilities .....................................................      9,719,987          8,284,840
NONCURRENT LIABILITIES:
 Capital lease obligations ......................................................        446,018            284,037
 Deferred rent ..................................................................         70,957             49,863
 Deferred income tax liability ..................................................        714,146            299,851
 Other long-term liabilities ....................................................             --              2,498
                                                                                     -----------       ------------
  Total liabilities .............................................................     10,951,108          8,921,089
                                                                                     -----------       ------------
COMMITMENTS AND CONTINGENCIES (Note 11)

Mandatory redeemable convertible preferred stock, $.001 par value, 5%
 cumulative, 4,200,000 and 0 shares issued and outstanding ......................        700,000                 --

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued
 and outstanding ................................................................             --                 --
Common stock, $.001 par value, 50,000,000 and 200,000,000 shares authorized,
 7,900,200 and 23,429,200 shares issued and outstanding .........................          7,900             23,429
Additional paid-in capital ......................................................        682,270        108,404,681
Deferred compensation ...........................................................             --           (256,672)
Retained earnings ...............................................................      1,335,741            369,625
Accumulated other comprehensive loss ............................................             --            (39,341)
                                                                                     -----------       ------------
  Total stockholders' equity ....................................................      2,025,911        108,501,722
                                                                                     -----------       ------------
  Total liabilities and stockholders' equity ....................................    $13,677,019       $117,422,811
                                                                                     ===========       ============

      The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                         Year Ended December 31,
                                             ------------------------------------------------
                                                  1997             1998             1999
                                             --------------   --------------   --------------
Revenues:
 Professional services ...................   $16,897,456      $23,857,780      $50,698,035
 Hardware and software sales .............    1,189,617        2,065,348        2,046,810
                                             -----------      -----------      -----------
   Total revenues ........................   18,087,073       25,923,128       52,744,845
Cost of Revenues:
 Professional services ...................    9,590,306       12,861,272       25,698,926
 Hardware and software purchases .........      816,935        1,698,356        1,765,746
                                             -----------      -----------      -----------
   Total cost of revenues ................   10,407,241       14,559,628       27,464,672
                                             -----------      -----------      -----------
   Gross profit ..........................    7,679,832       11,363,500       25,280,173
Sales and marketing ......................    1,081,889        3,433,751        8,477,692
General and administrative ...............    4,390,476        8,184,486       16,809,504
Depreciation and amortization ............      320,908          567,761        1,082,890
Noncash compensation expense .............           --               --           47,953
                                             -----------      -----------      -----------
   Operating profit (loss) ...............    1,886,559         (822,498)      (1,137,866)
Other Income (Expense):
 Interest income .........................       26,575           57,976          943,898
 Other income ............................        3,849            1,555           76,309
 Interest expense ........................      (35,545)        (324,591)        (157,210)
                                             -----------      -----------      -----------
   Income (loss) before income tax
    provision (benefit) ..................    1,881,438       (1,087,558)        (274,869)
Income tax provision
 (benefit) ...............................      870,504         (460,258)         682,497
                                             -----------      -----------      -----------
   Net income (loss) .....................   $1,010,934       $ (627,300)      $ (957,366)
                                             ===========      ===========      ===========
Net income (loss) per share --
 Basic ...................................   $     0.22       $    (0.11)      $    (0.08)
                                             ===========      ===========      ===========
 Diluted .................................   $     0.08       $    (0.11)      $    (0.08)
                                             ===========      ===========      ===========
Weighted average shares outstanding--
 Basic ...................................    4,382,417        6,015,433       12,137,560
                                             ===========      ===========      ===========
 Diluted .................................   12,764,610        6,015,433       12,137,560
                                             ===========      ===========      ===========


      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME


                                                     Convertible
                                                   Preferred Stock               Common Stock            Additional
                                             ----------------------------  -------------------------      Paid-in
                                                  Shares       Par Value      Shares      Par Value       Capital
                                             ---------------  -----------  ------------  -----------  ---------------
Balance at December 31, 1996 ..............             --     $      --     4,299,000     $ 4,299     $     42,871
 Net income ...............................             --            --            --          --               --
 Exercise of options ......................             --            --       109,200         109           26,891
 Preferred stock dividends ................             --            --            --          --               --
                                                ----------     ---------     ---------     -------     ------------
Balance at December 31, 1997 ..............             --            --     4,408,200       4,408           69,762
 Net loss .................................             --            --            --          --               --
 Exercise of options ......................             --            --     3,492,000       3,492          612,508
 Preferred stock dividends ................             --            --            --          --               --
                                                ----------     ---------     ---------     -------     ------------
Balance at December 31, 1998 ..............             --            --     7,900,200       7,900          682,270
 Comprehensive loss
  Net loss ................................             --            --            --          --               --
  Unrealized gains on investments .........             --            --            --          --               --
  Foreign currency translation
  adjustment ..............................             --            --            --          --               --
  Total comprehensive loss ................
  Preferred stock dividends ...............             --            --            --          --               --
  Issuance of preferred stock .............      6,512,316         6,512            --          --       18,559,713
  Common stock repurchased to
  treasury, 2,855,100 shares ..............             --            --            --          --               --
  Issuance of common stock, net of
  offering expenses of $750,000 ...........             --            --     1,355,000       1,355       15,508,645
  Issuance of common stock in
  connection with the acquisition of
  NRCC ....................................             --            --     1,062,814       1,063        4,250,193
  Issuance of common stock in initial
  public offering, net of offering
  expenses, including the
  reissuance of 2,855,100 shares
  of treasury stock .......................             --            --     1,744,900       1,745       66,737,265
  Conversion of preferred stock to
  common stock ............................     (6,512,316)       (6,512)   10,712,316      10,712          695,800
  Exercise of options .....................             --            --       653,970         654          300,065
  Income tax benefit relating to
  exercise of options .....................             --            --            --          --        1,366,105
  Recognition of deferred
  compensation ............................             --            --            --          --          304,625
  Noncash compensation expense ............             --            --            --          --               --
                                                ----------     ---------    ----------     -------     ------------
Balance at December 31, 1999 ..............             --     $      --    23,429,200     $23,429     $108,404,681
                                                ==========     =========    ==========     =======     ============

                                                                                               Accumulated
                                                                                                  Other            Total
                                                 Treasury        Deferred        Retained     Comprehensive     Stockholders'
                                                  Stock        Compensation      Earnings     Income (Loss)        Equity
                                             ---------------  --------------  -------------  ---------------  ---------------
Balance at December 31, 1996 ..............   $          --     $       --     $1,013,357       $      --      $  1,060,527
 Net income ...............................              --             --      1,010,934              --         1,010,934
 Exercise of options ......................              --             --             --              --            27,000
 Preferred stock dividends ................              --             --        (26,250)             --           (26,250)
                                              -------------     ----------     ----------       ---------      ------------
Balance at December 31, 1997 ..............              --             --      1,998,041              --         2,072,211
 Net loss .................................              --             --       (627,300)             --          (627,300)
 Exercise of options ......................              --             --             --              --           616,000
 Preferred stock dividends ................              --             --        (35,000)             --           (35,000)
                                              -------------     ----------     ----------       ---------      ------------
Balance at December 31, 1998 ..............              --             --      1,335,741              --         2,025,911
 Comprehensive loss
  Net loss ................................              --             --       (957,366)                         (957,366)
  Unrealized gains on investments .........              --             --             --           1,426             1,426
  Foreign currency translation
  adjustment ..............................              --             --             --         (40,767)          (40,767)
                                                                                                               ------------
  Total comprehensive loss ................                                                                        (996,707)
                                                                                                               ============
  Preferred stock dividends ...............              --             --         (8,750)             --            (8,750)
  Issuance of preferred stock .............              --             --             --              --        18,566,225
  Common stock repurchased to
  treasury, 2,855,100 shares ..............      (8,398,753)            --             --              --        (8,398,753)
  Issuance of common stock, net of
  offering expenses of $750,000 ...........              --             --             --              --        15,510,000
  Issuance of common stock in
  connection with the acquisition of
  NRCC ....................................              --             --             --              --         4,251,256
  Issuance of common stock in initial
  public offering, net of offering
  expenses, including the
  reissuance of 2,855,100 shares
  of treasury stock .......................       8,398,753             --             --              --        75,137,763
  Conversion of preferred stock to
  common stock ............................              --             --             --              --           700,000
  Exercise of options .....................              --             --             --              --           300,719
  Income tax benefit relating to
  exercise of options .....................              --             --             --              --         1,366,105
  Recognition of deferred
  compensation ............................              --       (304,625)            --              --                --
  Noncash compensation expense ............              --         47,953             --              --            47,953
                                              -------------     ----------     ----------       ---------      ------------
Balance at December 31, 1999 ..............   $          --     $ (256,672)    $  369,625       $ (39,341)     $108,501,722
                                              =============     ==========     ==========       =========      ============

      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31,
                                                                       ---------------------------------------------------
                                                                             1997              1998              1999
                                                                       ---------------   ----------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) .................................................    $  1,010,934      $    (627,300)     $   (957,366)
 Adjustments to reconcile net income (loss) to net cash used in operating activities--
 Noncash compensation expense ......................................              --                 --            47,953
 Deferred income taxes .............................................         838,572           (540,469)         (674,836)
 Depreciation and amortization .....................................         320,908            567,761         1,082,890
 Provision for doubtful accounts ...................................          99,308            102,196           469,000
 Unrealized gain on sale of marketable securities ..................              --                 --             1,426
 (Increase) decrease in--
  Accounts receivable ..............................................      (2,718,335)        (4,710,510)       (7,597,971)
  Unbilled work in process .........................................         204,978           (883,420)          773,704
  Income taxes .....................................................        (210,916)             1,220           866,328
  Prepaid expenses and other current assets ........................         (44,401)          (215,378)         (749,493)
  Other assets .....................................................        (127,283)            32,267            10,307
 (Decrease) increase in--
  Accounts payable .................................................        (168,844)         1,096,032           885,107
  Accrued expenses and other current liabilities ...................         106,928          1,053,276         2,909,894
  Deferred income ..................................................        (464,493)           412,459           601,810
  Deferred rent ....................................................          (7,269)            47,651           (21,094)
  Other long-term liabilities ......................................              --                 --          (266,652)
                                                                        ------------      -------------      ------------
  Net cash used in operating activities ............................      (1,159,913)        (3,664,215)       (2,618,993)
                                                                        ------------      -------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities .................................              --                 --        (3,118,060)
 Proceeds from sale or redemption of marketable securities .........              --                 --         1,100,000
 Payments to employees .............................................         (57,151)           (26,950)         (110,637)
 Repayments from employees .........................................           3,780             25,221            48,878
 Payments to stockholders ..........................................              --           (515,000)               --
 Repayments from stockholders ......................................              --                 --           515,000
 Payments to related party .........................................              --           (916,948)         (478,078)
 Repayments from related party .....................................              --                 --         1,395,026
 Cash received from acquisition of NRCC ............................              --                 --           163,768
 Purchase of property and equipment ................................        (356,782)          (686,823)       (2,194,847)
                                                                        ------------      -------------      ------------
  Net cash used in investing activities ............................        (410,153)        (2,120,500)       (2,678,950)
                                                                        ------------      -------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash overdraft ....................................................         545,351            (69,741)         (475,610)
 Common shares repurchased to treasury .............................              --                 --        (8,398,753)
 Proceeds from short-term borrowings ...............................       2,452,000         19,643,000         4,351,000
 Repayments of short-term borrowings ...............................      (1,672,000)       (14,825,000)       (9,949,000)
 Payment of preferred dividends ....................................              --                 --           (70,000)
 Proceeds from sale of preferred stock .............................              --                 --        18,566,225
 Proceeds from sale of common stock, net of expenses ...............              --                 --        15,510,000
 Proceeds from initial public offering, net of expenses,
  including reissuance of treasury stock ...........................              --                 --        75,137,763
 Proceeds from exercise of stock options ...........................          27,000            616,000           300,719
                                                                        ------------      -------------      ------------
  Net cash provided by financing activities ........................       1,352,351          5,364,259        94,972,344
                                                                        ------------      -------------      ------------
 Effects of exchange rates .........................................              --                 --           (40,767)
  Net (decrease) increase in cash ..................................        (217,715)          (420,456)       89,633,634
CASH AND CASH EQUIVALENTS, beginning of period .....................         638,171            420,456                --
                                                                        ------------      -------------      ------------
CASH AND CASH EQUIVALENTS, end of period ...........................    $    420,456      $          --      $ 89,633,634
                                                                        ============      =============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for-- ...................................
  Interest .........................................................    $     35,545      $     262,539      $    234,768
                                                                        ============      =============      ============
  Taxes ............................................................    $    260,000      $          --      $    442,420
                                                                        ============      =============      ============
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING TRANSACTIONS:

 Stock issued for acquisition ......................................    $         --      $          --      $  4,251,256
                                                                        ============      =============      ============
 Tax benefits of stock option exercises                                 $         --      $          --      $  1,366,105
                                                                        ============      =============      ============
 Borrowings under capital leases ...................................    $    335,669      $     238,050      $         --
                                                                        ============      =============      ============
 Dividends declared on mandatory redeemable convertible preferred
  stock ............................................................    $     26,250      $      35,000      $      8,750
                                                                        ============      =============      ============

      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OWNERSHIP AND OPERATIONS:

     Predictive Systems, Inc. (the "Company"), was incorporated under the laws of the State of Delaware on February 10, 1995. The Company was formerly 100% owned by Predictive Holdings, Inc. (the "Parent"). During the first quarter of 1999 the Parent was merged with and into the Company and the Parent was concurrently dissolved. The financial statements and footnotes reflect the combined operations and financial position of the Company and the Parent for all periods presented.

     The Company provides network consulting services for the design, performance, management and securities of complex computing networks. Services are currently provided through the Company's offices located throughout the United States and its wholly-owned subsidiaries in England, which was formed in the first quarter of 1999, and in The Netherlands, which was acquired in the third quarter of 1999.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates --

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition --

     Revenues for time-and-material contracts are recognized as the services are rendered. Revenues for fixed-price contracts are recognized as services are rendered on the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. Unbilled work in process represent costs incurred and estimated earnings, production, and other client-reimbursable costs. Included in unbilled work in process as of December 31, 1998 and 1999 is $1,032,390 and $132,323, respectively, related to fixed-price contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The Company acts as a reseller of certain hardware and software and sales revenue is recognized when these products are shipped to the customer.

     Deferred income represents prepayments from customers that are recorded as liabilities for future services to be performed. Income is recognized upon performance of these related services.

Cash Equivalents --

     The Company considers all short-term marketable debt and equity securities with a maturity of three months or less at the time of purchase to be cash equivalents.

Property and Equipment --

     Computer equipment and office furniture are carried at their cost basis and depreciated using the straight-line method over their estimated useful lives, ranging from three to seven years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the life of the lease. Expenditures for maintenance and repairs are charged to operations as incurred and major expenditures for renewals and betterments are capitalized and depreciated over their useful lives.

Business Concentrations and Credit Risk --

     Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. The Company performs periodic evaluations

                   PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  -- (Continued)

of the relative credit standing of these institutions. The Company's clients are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been within management's expectations.

     For the year ended December 31, 1997, approximately 60% of sales were from four customers. For the year ended December 31, 1998, approximately 20% of sales were from one customer. For the year ended December 31, 1999, approximately 31% of sales were from two customers. The amounts due from these customers at December 31, 1998 and 1999 were approximately $2,931,000 and $4,146,181, respectively.

Income Taxes --

     The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company converted from a cash basis to an accrual basis taxpayer on January 1, 1998. (Note 9)

Net Income (Loss) per Share --

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding. Diluted net income (loss) per share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding.

Accounting for Long-Lived Assets --

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company does not believe that any such changes have taken place.

Stock-Based Compensation --

     The Company adopted the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and elected to continue the accounting set forth in Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and to provide the necessary pro forma disclosures as if the fair value method had been applied (Note 11).

Fair Value of Financial Instruments --

     The carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of outstanding borrowings approximate fair value.

Comprehensive Income --

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income." The standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in stockholders' equity, be reported in the financial statements. The adoption of SFAS No. 130 increased the reporting disclosures but had no impact on the results of operations or financial position of the Company.

                   PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  -- (Continued)

Segment Reporting --

     In June 1997, the Financial Accounting Standard Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company does not believe it operates in more than one segment. The chief operating decision maker allocates resources and assesses the performance associated with its business on a single-segment basis.


(3) ACQUISITION:


     On August 12, 1999, the Company acquired Network Resource Consultants and Company B.V. ("NRCC") in a transaction accounted for as a purchase. In connection with this transaction, the Company exchanged 1,062,814 shares of its common stock in exchange for all of the outstanding stock of NRCC. The Company acquired net assets of approximately $88,000 and recorded intangible assets of approximately $4.3 million which represented the excess of the purchase price over the fair value of the assets acquired.


     The following information presents the pro forma results of operations for the Company for the years ending December 31, 1998 and 1999 as if the acquisition of NRCC had occurred on the first day of the years presented.


                                 Year Ended December 31,
                                 1998               1999
                           ----------------   ----------------
Revenues ...............     $ 27,812,053       $ 53,997,772
Operating loss .........       (1,413,386)        (1,518,687)
Net loss ...............     $ (1,313,630)      $ (1,394,550)

Per Share Information:
 Net loss per share --
   Basic ...............     $      (0.19)      $      (0.11)
   Diluted .............     $      (0.19)      $      (0.11)
 Weighted Average Shares
   Outstanding --
   Basic ...............        7,078,247         12,786,896
   Diluted .............        7,078,247         12,786,896

                   PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(4) NET INCOME (LOSS) PER SHARE:

     As discussed in Note 2, net income (loss) per share is calculated in accordance with SFAS 128. The following table reconciles the numerator and denominator for the calculation --


                                                                          Year Ended December 31,
                                                              -----------------------------------------------
                                                                   1997            1998             1999
                                                              -------------   --------------   --------------
Numerator --
 Net income (loss) ........................................   $1,010,934        $ (627,300)    $ (957,366)
 Preferred stock dividends ................................      (26,250)          (35,000)        (8,750)
                                                              -----------       ----------     -----------
   Numerator for basic earnings per share -- net
    income (loss) available to common
    stockholders ..........................................      984,684          (662,300)      (966,116)
                                                              ===========       ==========     ===========
Effect of dilutive securities -- preferred stock
 dividend..................................................       26,250                --             --
                                                              -----------       ----------     -----------
Numerator for diluted earnings per share -- net
 income (loss) available to common
 stockholders after assumed conversions ...................   $1,010,934        $ (662,300)    $ (966,116)
                                                              ===========       ==========     ===========
Denominator --
 Denominator for basic earnings per share --
   weighted average shares ................................    4,382,417         6,015,433     12,137,560
                                                              ===========       ==========     ===========
Effect of dilutive securities --
 Incremental shares for assumed conversions of
   preferred stock ........................................    4,200,000                --             --
 Incremental shares for assumed conversions of
   options ................................................    4,182,193                --             --
                                                              -----------       ----------     -----------
 Dilutive potential common shares .........................    8,382,193                --             --
                                                              ===========       ==========     ===========
Denominator for diluted earnings per share --
 adjusted weighted average shares and assumed
 conversions ..............................................   12,764,610         6,015,433     12,137,560
                                                              ===========       ==========     ===========
Basic earnings per share from net income (loss) ...........   $     0.22        $    (0.11)    $    (0.08)
                                                              ===========       ==========     ===========
Diluted earnings per share from net income (loss) .........   $     0.08        $    (0.11)    $    (0.08)
                                                              ===========       ==========     ===========

(5) PROPERTY AND EQUIPMENT:


     The components of property and equipment are as follows --


                                                                       December 31,
                                                              -------------------------------
                                                                   1998             1999
                                                              -------------   ---------------
Computer equipment ........................................    $1,243,475      $  2,487,334
Office furniture ..........................................       630,722           810,822
Leasehold improvements ....................................       430,172         1,289,660
                                                               ----------      ------------
                                                                2,304,369         4,587,816
Less -- Accumulated depreciation and amortization .........      (947,735)       (1,703,711)
                                                               ----------      ------------
                                                               $1,356,634      $  2,884,105
                                                               ==========      ============

     Depreciation and amortization expense related to property and equipment aggregated $320,908, $567,761 and $756,019, respectively, for the years ending December 31, 1997, 1998 and 1999.

                   PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(6) RELATED PARTIES:

     During 1998, the Company started a software development company which had previously been consolidated with the Company. In March 1998, the software development company was spun off through a pro rata distribution to shareholders accounted for at historical cost. In connection with the spin-off the Company sold certain assets with minimal book value to the software development company and received a note for approximately $130,000 for the sale of certain software. Additionally, the Company provided a $1,000,000 line of credit to that company bearing interest at 8%. As of December 31, 1998, $916,948 was due from this company, which was fully repaid during 1999. At December 31, 1999 no balance is due from this company and the line of credit no longer exists.

     Two of the Company's customers, Cisco Systems and BellSouth, each have one seat on the Company's Board of Directors. During 1999, the Company recorded revenues of $2.2 million and $1.2 million from services performed for Cisco Systems and BellSouth, respectively.

     In August 1998, the Company loaned certain stockholders approximately $515,000 in connection with the exercise of stock options. The stockholders signed notes payable to the Company in exchange for the loans which had interest rates of 7%. All amounts due under these notes were paid in full during 1999.

     The Company's management believes that these transactions were entered into on a basis that approximates fair value.

(7) SHORT-TERM BORROWINGS:

     The Company has a secured demand loan under which it may borrow up to $5,000,000, but not more than 80% of the Company's eligible accounts receivable, as defined. At December 31, 1998, the balance outstanding on this demand loan was $5,598,000 as the lender has informally extended the Company's ability to borrow under this demand loan. The interest rate on the demand loan was 11.25% at December 31, 1998. During the first quarter of 1999, the balance outstanding on the demand loan was paid in full. No amounts were outstanding under this loan as of December 31, 1999.

(8) CAPITAL LEASE OBLIGATIONS:

     The Company has entered into various leases for computer equipment, office furniture, and leasehold improvements. These leases have been capitalized using interest rates ranging from 7.88% to 18.83% and expire on various dates through 2004. Depreciation on the capitalized assets has been included in depreciation expense in the accompanying statements of operations.

     The future minimum lease payments required under the above mentioned capital leases for the twelve months ended December 31, are as follows --




        Year
        ----
        2000 ................................................   $  225,698
        2001 ................................................      160,068
        2002 ................................................       92,241
        2003 ................................................       60,127
        2004 ................................................        1,124
        Less -- Amount representing interest ................      (72,028)
                                                                ----------
        Present value of net minimum lease payments .........      467,230
        Less -- Current portion .............................     (183,193)
                                                                ----------
                                                                $  284,037
                                                                ==========

                   PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(9) INCOME TAXES:

     The components of the Company's provision (benefit) for income taxes for the years ended December 31, 1997, 1998 and 1999 are as follows --

                                                          Year Ended December 31,
                                                 ------------------------------------------
                                                    1997           1998            1999
                                                 ----------   -------------   -------------
Current income tax provision:
 Federal .....................................   $ 26,882      $       --      $ 988,715
 State .......................................      5,050          80,211        368,618
                                                 --------      ----------      ---------
                                                   31,932          80,211      1,357,333
Deferred income tax provision (benefit):
 Federal .....................................    578,823        (407,182)      (507,059)
 State .......................................    259,749        (133,287)      (167,777)
                                                 --------      ----------      ---------
                                                  838,572        (540,469)      (674,836)
                                                 --------      ----------      ---------
Total income tax provision (benefit) .........   $870,504      $ (460,258)    $  682,497
                                                 ========      ==========     ==========

     The following table indicates the significant elements contributing to the difference between the Federal statutory rate and the Company's effective tax rate --

                                                            Year Ended December 31,
                                                   ------------------------------------------
                                                      1997           1998            1999
                                                   ----------   -------------   -------------
Federal statutory rate .........................   34.0%        (34.0)%         (34.0)%
State taxes, net of Federal effect .............    6.6         ( 6.6)           73.1
Non-deductible amortization ....................     --            --            40.3
Meals and entertainment ........................     --            --            27.6
Adjustment to cash to accrual basis liability ..     --            --           (56.4)
Valuation allowance ............................     --            --           206.0
Other ..........................................    5.7         ( 1.7)          ( 8.3)
                                                   -----        -----           -----
                                                   46.3%        (42.3)%         248.3%
                                                   =====        =====           =====

     On January 1, 1998, the Company converted from a cash basis to an accrual basis taxpayer. The conversion from the cash basis to accrual basis required the recognition of a deferred tax liability of approximately $1,667,000. Other major components of the deferred tax assets and (liabilities) as of December 31, 1998 and 1999 are as follows:

                                                          December 31,
                                                -------------------------------
                                                      1998             1999
                                                ---------------   -------------
Bad debt reserve ............................    $     57,529      $  223,741
Depreciation ................................         100,124          62,200
Change from cash to accrual basis liability       (1,249,974)       (724,202)
Net operating loss carryforwards ............         174,474         824,322
Valuation allowance .........................              --        (639,230)
Other, net ..................................          18,701          28,859
                                                 ------------      ----------
   Total deferred income taxes, net .........    $   (899,146)     $ (224,310)
                                                 ============      ==========

     At December 31, 1998 and 1999 the Company had available net operating loss carryforwards of approximately $390,000 and $2,125,000 to reduce future period's taxable income. These loss carryforwards begin to expire in 2012.

     During 1999, the Company's subsidiaries in England and The Netherlands incurred net operating losses, the tax benefits of which have been fully reserved for by a valuation allowance because of the uncertainty of their realizability.

                   PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(10) STOCKHOLDERS' EQUITY:

Preferred Stock --

     Since inception, the Company has issued two types of preferred stock. The following is a discussion of each of these issuances --

       In 1995, the Company issued 4,200,000 shares of mandatory redeemable convertible preferred stock (the "1995 Preferred Shares") at a price of $0.17 per share. The shares accrued dividends at 5% per year, commencing March 1, 1997. Each share was convertible, subject to certain adjustments, into 1 share of common stock, at the option of the holder. During the quarter ended March 31, 1999, the holders of the 1995 Preferred Shares exercised their conversion rights and converted all outstanding shares into 4,200,000 shares of common stock. In connection with the conversion, the Company paid $70,000 of accumulated dividends on the 1995 Preferred Shares.

       Subsequent to the conversion of the 1995 Preferred Shares, the Company repurchased 2,855,100 shares of common stock at a purchase price of approximately $2.94 per share.

       On March 5, 1999, the Company sold 6,512,316 shares of convertible preferred stock (the "1999 Preferred Shares") to General Atlantic Partners 54, L.P. (5,350,441 shares), GAP Coinvestment Partners II, LP (1,112,765 shares), and other investors (49,110 shares) resulting in net proceeds of approximately $18,600,000. The 1999 Preferred Shares converted into common shares on a 1 to 1 ratio on the date of the initial public offering. Effective September 14, 1999, the Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share.

       In connection with the issuance of the 1999 Preferred Shares to General Atlantic Partners 54, L.P. and GAP Coinvestment Partners II, L.P., warrants were issued to purchase shares of common stock equal to 15% of the number of shares sold in the proposed initial public offering at a price equal to the initial price to the public. In order to exercise the warrants, a notice of exercise was required to be delivered within 20 business days following the first filing of the Company's registration statement on Form S-1. These warrants expired without any common stock purchases.

       On September 14, 1999, the Company sold 1,242,000 shares of its common stock to Cisco Systems, Inc. at a price of $12.00 per share. In connection with this transaction, the Company entered into an Investor's Rights Agreement with Cisco Systems, Inc. pursuant to which the Company granted Cisco Systems, Inc. certain registration rights.

       On September 22, 1999, the Company sold 94,867 and 18,133 shares of its common stock to General Atlantic Partners 57, L.P. and GAP Coinvestment Partners II, L.P., respectively, at a price of $12.00 per share.

       On October 27, 1999, the Company sold 4,600,000 shares of common stock at an initial public offering price of $18.00 per share and began trading on the Nasdaq National Market under the symbol PRDS. The net proceeds of the offering were approximately $75.1 million, after deducting underwriting discounts, commissions, and other offering expenses.

Stock Options --

     In 1998, the Company adopted its Stock Option/Stock Issuance Plan (the "Option Plan"). Prior to this time, options issued were not issued in connection with a plan. The Option Plan is divided into two separate equity programs, the Option Grant Program and the Stock Issuance Program. Under the Option Grant Program, the Company may issue either incentive stock options or nonqualified stock options. Under the Stock Issuance Program the Company may issue shares of common stock either through the purchase of such shares or as a bonus for services rendered. To

                   PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(10) STOCKHOLDERS' EQUITY:  -- (Continued)

date, no shares have been issued under the Stock Issuance Programs. Awards under either program may be granted to such directors, employees and consultants of the Company as the Board of Directors selects in its discretion. As of December 31, 1999 a combined total of 1,903,870 shares of common stock has been reserved for issuance under the Option Plan.

     The 1999 Stock Incentive Plan (the "1999 Plan"), adopted and effective on September 14, 1999, is intended to serve as the successor equity incentive program to the Option Plan.

     6,655,600 shares of common stock have been authorized for issuance under the 1999 Plan. This share reserve consists of the shares which were available for issuance under the predecessor plan on the effective date of the 1999 Plan plus an additional increase of 2,345,597 shares. The share reserve will automatically be increased on the first trading day of January each calendar year, beginning in January 2001, by a number of shares equal to 1% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but no such annual increase will exceed 500,000 shares. However, in no event may any one participant in the 1999 Plan receive option grants or direct stock issuances for more than 500,000 shares in the aggregate per calendar year.

     Outstanding options under the Option Plan were incorporated into the 1999 Plan upon the date of the initial public offering, and no further option grants may be made under the plan. The incorporated options will continue to be governed by their existing terms, unless the Company extends one or more features of the 1999 Plan to those options.

     The Employee Stock Purchase Plan (the "Employee Plan") was adopted and approved by the Company on September 14, 1999. The plan, effective on October 27, 1999, is designed to allow eligible employees, as defined, to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. A total of 750,000 shares of common stock may be issued under this plan.

     The Employee Plan has a series of successive offering periods, each with a maximum duration of 24 months. The initial offering period began on October 27, 1999 and will end on the last business day in October 2001. The next offering period will begin on the first business day in November 2001, and subsequent offering periods will be set by our compensation committee. The Employee Plan will terminate no later than the last business day in October 2009.

     Individuals who are eligible employees on the start date of any offering period may enter the Employee Plan on that start date or on any subsequent semi-annual entry date (generally May 1 or November 1 each year). Individuals who become eligible employees after the start date of the offering period may join the Employee Plan on any subsequent semi-annual entry date within that period.

     A participant may contribute up to 10% of his or her cash earnings through payroll deductions and the accumulated payroll deductions will be applied to the purchase of shares on the participant's behalf on each semi-annual purchase date (the last business day in January and July each year). The purchase price per share will be 85% of the lower of the fair market value of the common stock on the participant's entry date into the offering period or the fair market value on the semi-annual purchase date. The first purchase date will occur on the last business day in April 2000. In no event, however, may any participant purchase more than 500 shares, nor may all participants in the aggregate purchase more than 187,500 shares on any one semi-annual purchase date. Should the fair market value of the common stock on any semi-annual purchase date be less than the fair market value on the first day of the offering period, then the current offering period will automatically end and a new offering period will begin, based on the lower fair market value.

                   PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(10) STOCKHOLDERS' EQUITY:  -- (Continued)

     A summary of the Company's stock option activity is as follows --



                                                             Year Ended December 31,
                                ---------------------------------------------------------------------------------
                                          1997                        1998                        1999
                                -------------------------  ---------------------------  -------------------------
                                                Weighted                     Weighted                    Weighted
                                                 Average                      Average                    Average
                                                Exercise                     Exercise                    Exercise
                                    Shares        Price         Shares         Price        Shares        Price
                                -------------  ----------  ---------------  ----------  --------------  ---------
Outstanding at beginning of
 period ......................   5,916,000     $ 0.33       9,471,600       $ 0.61        8,397,600     $ 1.02
Granted ......................   3,856,800       1.04       2,427,000         1.41        3,686,990       7.25
Exercised ....................    (109,200)      0.25      (3,492,000)        0.18         (653,970)      0.46
Forfeited ....................    (192,000)      0.83          (9,000)        0.83         (673,710)      2.36
                                 ---------     ------      ----------       ------        ---------     ------
Outstanding at end of period .   9,471,600     $ 0.61       8,397,600       $ 1.02       10,756,910     $ 3.11
                                 =========     ======      ==========       ======       ==========     ======
Options exercisable at end of
 period ......................   5,700,300     $ 0.42       4,586,250       $ 0.80        5,259,270     $ 1.02
                                 =========     ======      ==========       ======       ==========     ======
Weighted average fair value of
 options granted during period                 $ 0.23                       $ 0.26                      $ 4.31

     The following table summarizes information about stock options outstanding at December 31, 1999 --



                         Options            Weighted            Options
                     Outstanding at          Average         Exercisable at
                      December 31,          Remaining         December 31,
Exercise Prices           1999          Contractual Life          1999
-----------------   ----------------   ------------------   ---------------
$0.17............         330,000         5.20 years             330,000
 0.50 ...........         240,000         6.00 years             240,000
 0.83 ...........       2,890,800         6.82 years           2,724,300
 1.25 ...........       2,628,300         7.61 years           1,390,800
 1.50 ...........       1,282,000         8.62 years             442,520
 2.50 ...........         775,500         9.23 years              20,000
 4.00 ...........       1,184,960         9.43 years             106,000
 6.50 ...........         375,750         9.52 years                  --
10.20 ...........         179,500         9.67 years                  --
11.05 ...........         727,850         9.76 years               5,650
15.00 ...........          19,000         9.82 years                  --
45.06 ...........          84,250         9.92 years                  --
66.50 ...........          39,000        10.00 years                  --
                        ---------                              ---------
                       10,756,910                              5,259,270
                       ==========                              =========

     The Company has elected to follow APB 25 in accounting for its employee stock options. Had the determination of compensation costs been based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's income (loss) and basic and diluted income (loss) per share would have been reduced to the pro forma amounts in the table below.


     The fair value of all of our option grants is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999.

     o weighted-average risk free interest rates of 6.28%, 5.51% and 5.79%, respectively;

     o expected dividend yields of 0%;

                   PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(10) STOCKHOLDERS' EQUITY:  -- (Continued)

     o expected lives of 4 years; and

     o expected volatility of 73.17%.


                                                              Year Ended December 31,
                                                 -------------------------------------------------
                                                       1997             1998             1999
                                                 ---------------   --------------   --------------
Net income (loss):
 As reported .................................     $ 1,010,934     $ (627,300)      $ (957,366)
 Pro forma ...................................         774,427     (1,006,406)      (1,980,145)
Basic net income (loss) per share:
 As reported .................................     $      0.22     $    (0.11)      $    (0.08)
 Pro forma ...................................     $      0.18     $    (0.17)      $    (0.16)
Diluted net income (loss) per share: .........
 As reported .................................     $      0.08     $    (0.11)      $    (0.08)
 Pro forma ...................................     $      0.06     $    (0.17)      $    (0.16)


Deferred Compensation --

     During 1999, the Company granted stock options with exercise prices which were less than the fair market value of the underlying shares of common stock at the date of grant. As a result, the Company recorded deferred compensation of $304,625. This amount will be recognized as noncash compensation expense over the vesting period of the options (4 years). For the year ended December 31, 1999, $47,953 of the deferred compensation was amortized to expense and has been reflected as noncash compensation expense in the accompanying statements of operations.

(11) COMMITMENTS AND CONTINGENCIES:

Operating Leases --

     The Company has entered into non-cancelable operating leases for office space with terms ranging from approximately one month to ten years, with an option to renew two of these leases for an additional five years. These leases provide for minimum annual lease payments and additional operating expense charges, as well as rent concessions for two locations, which are being amortized over the terms of the leases.

     The future minimum lease payments required under the above mentioned operating leases for the year ended December 31, are as follows --




        Year
        ----
        2000 ...................................  $ 2,942,309
        2001 ...................................    2,109,118
        2002 ...................................    1,521,564
        2003 ...................................    1,311,518
        2004 ...................................    1,067,054
        2005 and thereafter ....................    5,126,059
                                                  -----------
          Total minimum lease payments .........  $14,077,622
                                                  ===========


     Rent expense was approximately $457,825, $736,120 and $1,311,411 for the years ended December 31, 1997, 1998 and 1999, respectively.

Pension Plan --

     The Company has a 401(k) plan with discretionary matching contributions for its employees. The Company did not make any contributions to the 401(k) plan during 1997, 1998 or 1999.

                   PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(11) COMMITMENTS AND CONTINGENCIES:  -- (Continued)

Litigation --

     The Company is involved, from time to time, in legal proceedings incurred in the normal course of business. In the opinion of management and its counsel, none of these proceedings would have a material effect on the financial position or results of operations of the Company.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Predictive Systems, Inc.:


     We have audited in accordance with accounting standards generally accepted in the United States, the financial statements of Predictive Systems, Inc. included in this filing on Form 10-K and have issued our report thereon dated February 10, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                          /s/ ARTHUR ANDERSEN LLP
                                          -------------------------
                                          Arthur Andersen LLP


New York, New York
February 10, 2000

                                                                    Schedule II


                            PREDICTIVE SYSTEMS, INC.
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)




                                               Balance at     Charged to
                                              Beginning of    Costs and                  Balance at End
                                                  Year         Expenses    Deductions       of Year
                                             --------------  -----------  ------------  ---------------
For the fiscal year ended December 31, 1997
 Allowance for doubtful accounts ..........       $ 30           $ 99        $ (49)           $ 80

For the fiscal year ended December 31, 1998
 Allowance for doubtful accounts ..........       $ 80           $102        $ (41)           $141

For the fiscal year ended December 31, 1999
 Allowance for doubtful accounts ..........       $141           $469        $ (42)           $568

                               INDEX TO EXHIBITS




    Number                                               Description
--------------                                           -----------
   1.1*       Form of underwriting agreement.
   3.1#       Amended Restated Certificate of Incorporation.
   3.2##      Amended and Restated By-laws.
   4.1+       Specimen common stock certificate.
   4.2        See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of
              Incorporation and Amended and Restated By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
   4.3+       Stock Purchase Warrant, dated March 5, 1999, by and between General Atlantic
              Partners 54, L.P. and the Registrant.
   4.4+       Stock Purchase Warrant, dated March 5, 1999, by and between GAP Coinvestment
              Partners II, L.P. and the Registrant.
  10.1+       1999 Stock Incentive Plan.
  10.2+       1999 Employee Stock Purchase Plan.
  10.4+       Employment Agreement, dated May 11, 1999, by and between Ronald Pettengill and the
              Registrant.
  10.5+       Employment Agreement, dated May 11, 1999, by and between Robert Belau and the
              Registrant.
  10.6+       Employment Agreement, dated January 22, 1999, by and between Kevin Holt and the
              Registrant.
  10.7+       Registration Rights Agreement, dated March 5, 1999.
  10.8+       Secured Promissory Note, dated August 31, 1998, in favor of Brown Brothers Harriman
              & Co.
  10.9+       Agreement of Lease, dated June 25, 1999, by and between the Registrant and Polestar
              Fifth Property Associates LLC.
  10.10**     Development and License Agreement, dated July 29, 1998, by and between Bear,
              Stearns & Co. Inc. and the Registrant.
  10.10.1@    Statements of Work, by and between Bear, Stearns & Co. Inc. and the Registrant, entered into pursuant to the Development and License Agreement inluded as Exhibit 10.10.
  10.12**     Consulting Services Agreement, dated October 15, 1998, by and between First Union
              Corporation and the Registrant.
  10.12.1@    Statement of Work, by and between First Union Corporation and the Registrant, entered into pursuant to the Consulting Services Agreement included as Exhibit 10.12.
  10.13**     Strategic Partnering Agreement, dated July 30, 1999, by and between Cabletron
              Systems Inc. and the Registrant.
  10.14**     Systems Integration Consulting Services Agreement, dated May 21, 1998, by and between LCI International Telecom Corp. dba Qwest Communications Corporation and
              the Registrant.
  10.15+      Amendment No. 1 to Consulting Services Agreement dated June 21, 1999, to Systems
              Integration Consulting Services Agreement, dated May 21, 1998, by and between LCI
              International Telecom Corp. dba Qwest Communications Corporation and the Registrant.
  10.15.1@    Statements of Work, by and between Qwest Communications Corporation and the Registrant, entered into pursuant to the Consulting Services Agreement included as Exhibit 10.14, as amended by
              Amendment No. 1 thereto, included as Exhibit 10.15.
  10.16+      Stock and Warrant Purchase Agreement, dated March 5, 1999, by and among General
              Atlantic Partners 54, L.P., GAP Coinvestment Partners II, L.P., the Other Purchasers
              named therein and the Registrant.
  10.17+      Service Agreement, dated January 1, 1999, by and between John Wright and Predictive
              Limited.
  10.18+      Common Stock Purchase Agreement, dated September 16, 1999, by and between
              Cisco Systems, Inc. and the Registrant.
  10.19+      Investor's Rights Agreement, dated September 16, 1999, by and between Cisco
              Systems, Inc. and the Registrant.
  10.20**     Professional Services Subcontract, dated May 14, 1999, by and between Cisco
              Systems, Inc. and the Registrant.
  10.20.1@    Statements of Work, by and between Cisco System and the Registrant, entered into pursuant to the Professional Services Subcontract included as Exhibit 10.20.
  10.21+      Common Stock Purchase Agreement, dated September 22, 1999, by and among
              General Atlantic Partners 57, L.P., GAP Coinvestment Partners II, L.P. and the
              Registrant.

   Number                                            Description
-------------                                        -----------
  10.22+       Amendment No. 1 to the Registration Rights Agreement, dated March 5, 1999, dated
               September 22, 1999.
  10.23+       Employment Agreement, dated September 21, 1999 by and between Gerard Dorsey and the Registrant.
  10.24+       Amendment No. 1 to Common Stock Purchase Agreement, dated September 27, 1999, by and between Cisco Systems, Inc. and the Registrant.
  10.25@       Master Professional Services Agreement, dated May 14, 1999, by and between
               BellSouth MNS, Inc. and the Registrant.
  10.25.1@     Statements of Work, by and between BellSouth MNS, Inc. and the Registrant, entered into pursuant to the Master Professional Services Agreement included as Exhibit 10.25.
  10.26++      Service Agreement, dated February 1, 2000, by and between Cisco Systems, Inc. and the Registrant.
  21.1         List of Subsidiaries.
  23.1         Consent of Arthur Andersen LLP
  27.1         Financial Data Schedule.


------------
# Incorporated by reference to Exhibit 3.2 of Predictive's Registration Statement on Form S-1, No. 333-84045 ("Registration Statement No. 333-84045").
## Incorporated by reference to Exhibit 3.4 of Registration Statement No.
   333-84045.
+ Incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-84045.
++ Incorporated by reference to the identically numbered exhibit of
   Registration Statement No. 333-31770.
** Non-confidential portions of this Exhibit were filed as the identically numbered Exhibit of Registration Statement No. 333-84045, which non-confidential portions are incorporated herein by reference.
   Confidential treatment was granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission.
 @ Non-confidential portions of this Exhibit were filed as the identically numbered Exhibit of Registration Statement No. 333-31770, which non-confidential portions are incorporated herein by reference. Confidential treatment was requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission.