Form 10-Q
period 2000-03-31
PREDICTIVE SYSTEMS INC
filed 2000-05-12
CIK 727489

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2000


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

                        COMMISSION FILE NUMBER: 333-84045



                             PREDICTIVE SYSTEMS, INC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                               13-3808483
 ----------------------------------   ---------------------------------------
   (State or other Jurisdiction of    (I.R.S. Employer Identification Number)
    Incorporation or Organization)

               417 FIFTH AVENUE, NEW YORK, NEW YORK                 10016
--------------------------------------------------------------------------------
             (Address of Principal Executive Offices)            (Zip Code)



                                 (212) 659-3400
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]                         No [ ]


As of March 31, 2000, there were 25,259,490 shares of the registrant's common stock, $.001 par value per share, outstanding.

                                     INDEX
                     PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

                                                                                                        PAGE NUMBER
PART I.  FINANCIAL INFORMATION.......................................................................        3

         ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS .............................................        3

                      Consolidated Balance Sheets at
                      March 31, 2000 (unaudited) and December 31, 1999...............................        3

                      Consolidated Statements of Operations for the
                      three months ended March 31, 2000 and 1999 (unaudited).........................        4

                      Consolidated Statements of Cash Flows for the
                      three months ended March 31, 2000 and 1999 (unaudited).........................        5

                      Notes to Consolidated Financial Statements (unaudited).........................        6

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS............................................        8

         ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK....................................................................       12

PART II.  OTHER INFORMATION..........................................................................       20

         ITEM 1.      LEGAL PROCEEDINGS..............................................................       20

         ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS......................................       20

         ITEM 3.      DEFAULTS UPON SENIOR SECURITIES................................................       20

         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................       20

         ITEM 5.      OTHER INFORMATION..............................................................       20

         ITEM 6.      EXHIBITS AND REPORT ON FORM 8-K................................................       20

         ITEM 7.      SIGNATURES.....................................................................       20

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         March 31, 2000       December 31, 1999
                                                                                         --------------       -----------------
                                                                                          (unaudited)
                                             ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                                         $ 88,797,758           $ 89,633,634
        Investment in marketable securities at market value                                          -              2,018,060
        Stock subscription receivable                                                       40,740,000                      -
        Accounts receivable - net of allowance for
            doubtful accounts of $653,997 and $568,344, respectively                        19,061,729             16,257,304
        Unbilled work in process                                                               317,686                289,120
        Notes receivable - employees                                                            68,229                116,859
        Notes receivable - stockholders                                                        571,464                      -
        Deferred tax asset                                                                   2,184,194                842,606
        Prepaid expenses and other current assets                                            1,110,311              1,219,717
                                                                                          ------------           ------------
            Total current assets                                                           152,851,371            110,377,300


PROPERTY AND EQUIPMENT - net of accumulated
        depreciation and amortization of $1,978,548 and $1,703,711, respectively             6,368,588              2,884,105

GOODWILL-net of accumulated amortization of $540,048 and $326,871, respectively              3,723,489              3,936,666

OTHER ASSETS                                                                                   249,086                224,740
                                                                                          ------------           ------------
                     Total assets                                                         $163,192,534           $117,422,811
                                                                                          ============           ============



                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable                                                                  $  4,071,769            $ 2,322,065
        Accrued expenses                                                                     3,979,310              4,714,861
        Current portion of capital lease obligations                                           177,630                183,193
        Income taxes payable                                                                   199,574                      -
        Deferred income                                                                      1,111,158              1,064,721
                                                                                          ------------           ------------
            Total current liabilities                                                        9,539,441              8,284,840

NONCURRENT LIABILITIES
        Capital lease obligations                                                              246,185                284,037
        Deferred rent                                                                          103,388                 49,863
        Deferred income tax liability                                                          361,447                299,851
        Other long-term liabilities                                                              2,850                  2,498
                                                                                          ------------           ------------
            Total liabilities                                                               10,253,311              8,921,089
                                                                                          ------------           ------------
STOCKHOLDERS' EQUITY
        Common stock, $.001 par value, 200,000,000 shares authorized,
            25,259,490 and 23,429,200 shares issued and outstanding                             25,259                 23,429
        Additional paid-in capital                                                         151,795,924            108,404,681
        Deferred compensation                                                                 (237,633)              (256,672)
        Retained earnings                                                                    1,398,165                369,625
        Accumulated other comprehensive loss                                                   (42,492)               (39,341)
                                                                                          ------------           ------------
            Total stockholders' equity                                                     152,939,223            108,501,722
                                                                                          ------------           ------------
                     Total liabilities and stockholders' equity                           $163,192,534           $117,422,811
                                                                                          ============           ============


                 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                          Three Months Ended March 31,
                                                                         2000                     1999
                                                                     ------------              -----------
REVENUES:
        Professional services                                        $ 18,901,279              $ 9,887,442
        Hardware and software sales                                       143,873                  477,467
                                                                     ------------              -----------
            Total revenues                                             19,045,152               10,364,909
                                                                     ------------              -----------
COST OF REVENUES:
        Professional services                                           9,705,820                4,849,321
        Hardware and software purchases                                   108,211                  425,956
                                                                     ------------              -----------
            Total cost of revenues                                      9,814,031                5,275,277
                                                                     ------------              -----------
            Gross profit                                                9,231,121                5,089,632
                                                                     ------------              -----------

SALES AND MARKETING                                                     2,650,822                1,589,171
GENERAL AND ADMINISTRATIVE                                              5,440,122                3,469,033
DEPRECIATION AND AMORTIZATION                                             488,014                  143,827
NONCASH COMPENSATION EXPENSE                                               19,039                    4,625
                                                                     ------------              -----------
            Operating profit (loss)                                       633,124                 (117,024)

OTHER INCOME (EXPENSE):
        Interest income                                                 1,264,631                   45,173
        Other (expense) income                                             (9,486)                  12,750
        Interest expense                                                  (17,989)                 (86,233)
                                                                     ------------              -----------
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)                     1,870,280                 (145,334)

Income tax provision (benefit)                                            841,740                  (48,850)
                                                                     ------------              -----------
        Net income (loss)                                            $  1,028,540              $   (96,484)
                                                                     ============              ===========
NET INCOME (LOSS) PER SHARE: BASIC                                   $       0.04              $     (0.01)
                                                                     ============              ===========
NET INCOME (LOSS) PER SHARE: DILUTED                                 $       0.03              $     (0.01)
                                                                     ============              ===========

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC                             23,453,839                8,379,660
                                                                     ============              ===========
WEIGHTED AVERAGE SHARES OUTSTANDING: DILUTED                           33,331,117                8,379,660
                                                                     ============              ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                             --------------------------------------
                                                                                                 2000                      1999
                                                                                             -----------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                                                 $  1,028,540              $   (96,484)

Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
          Noncash compensation expense                                                            19,039                    4,625
          Deferred income taxes                                                                 (218,740)                 (48,850)
          Depreciation and amortization                                                          488,014                  143,827
          Provision for doubtful accounts                                                         85,653                  126,504
          Unrealized gain on marketable securities                                               (13,020)                       -
          (Increase) decrease in-
               Accounts receivable                                                            (2,890,078)                (700,864)
               Unbilled work in process                                                          (28,566)                (692,115)
               Income taxes                                                                    1,213,322                   49,699
               Prepaid expenses and other current assets                                         109,406                  (27,835)
               Other assets                                                                      (24,346)                  23,323
          Increase (decrease) in-
               Accounts payable                                                                1,749,704                 (484,068)
               Accrued expenses and other currrent liabilities                                  (809,038)                 (36,430)
               Deferred income                                                                    46,437                 (401,820)
               Deferred rent                                                                      53,525                  (21,744)
               Other long-term liabilities                                                           352                        -
                                                                                            ------------              -----------
                    Net cash provided by (used in) operating activities                          810,204               (2,162,232)
                                                                                            ------------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of marketable securities                                                 (120,765,541)                       -
          Proceeds from sale or redemption of marketable securities                          122,783,601                        -
          Common shares repurchased to treasury                                                        -               (8,398,753)
          Payments to employees                                                                   48,630                        -
          Repayments from employees                                                                    -                   35,000
          Loans to stockholders                                                                 (571,464)                       -
          Repayments from stockholders                                                                 -                  515,000
          Payments to related party                                                                    -                 (333,307)
          Repayments from related party                                                                -                1,075,979
          Purchase of property and equipment                                                  (3,802,735)                (207,544)
                                                                                            ------------              -----------
                    Net cash used in investing activities                                     (2,307,509)              (7,313,625)
                                                                                            ------------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Cash overdraft                                                                               -                 (475,610)
          Proceeds from short-term borrowings                                                          -                4,351,000
          Repayments of short-term borrowings                                                          -               (9,949,000)
          Payment of preferred dividends                                                               -                  (70,000)
          Proceeds from sale of preferred stock                                                        -               18,564,755
          Proceeds from exercise of stock options                                                651,560                   50,000
                                                                                            ------------              -----------
                    Net cash provided by financing activities                                    651,560               12,471,145
                                                                                            ------------              -----------
          Effects of exchange rates                                                                9,869                        -
                                                                                            ------------              -----------
Net (decrease) increase in cash                                                                 (835,876)               2,995,288

CASH AND CASH EQUIVALENTS  - beginning of period                                              89,633,634                        -
                                                                                            ------------              -----------
CASH AND CASH EQUIVALENTS  - end of period                                                  $ 88,797,758              $ 2,995,288
                                                                                            ============              ===========
      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the year for:
                    Interest                                                                $     14,543              $    79,990
                                                                                            ============              ===========
                    Taxes                                                                   $          -              $    27,540
                                                                                            ============              ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) BASIS OF PRESENTATION

       The consolidated financial statements and accompanying financial information as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited and, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999. Results for interim periods are not necessarily indicative of results for the entire year.

(2) NET INCOME (LOSS) PER SHARE

       Basic net income (loss) per share is computed by dividing net income
       (loss) available to common stockholders by the weighted average number of shares outstanding. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are antidilutive.

       The following table reconciles the numerator and denominator for the calculation:

                                                    Three Months Ended
                                                         March 31,
                                                ----------------------------
                                                   2000             1999
                                                   ----             ----
                                                        (unaudited)
       Numerator -
           Net income (loss)                     $1,028,540     $   (96,484)
           Preferred stock dividends                 --              (8,750)
                                                 ----------     -----------
               Numerator for basic and
                  diluted earnings per
                  share - net income (loss)
                  available to common
                  stockholders                   $1,028,540     $  (105,234)
                                                 ==========     ===========

       Denominator -
           Weighted average shares -
             Basic                               23,453,839       8,379,660
             Diluted                             33,331,117       8,379,660
                                                 ==========       =========


       Net income (loss) per share -
             Basic                               $    0.04       $    (0.01)
             Diluted                             $    0.03       $    (0.01)
                                                 =========       ==========

(3) COMPREHENSIVE INCOME

       The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components. The components of comprehensive income are as follows:


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2000           1999
                                                        ----           ----
                                                             (unaudited)

         Net income (loss)                           $1,028,540       $(96,484)
         Unrealized loss on investments              $  (13,020)          --
         Foreign currency translation adjustment          9,869           --
                                                     ----------       --------
         Comprehensive income (loss)                 $1,025,389       $(96,484)
                                                     ==========       ========


(4) ACQUISITION

       On August 12, 1999, the Company acquired Network Resource Consultants and Company B.V. ("NRCC") in a transaction accounted for as a purchase. In connection with this transaction, the Company exchanged 1,062,814 shares of its common stock in exchange for all of the outstanding stock of NRCC.

       The Company acquired net assets of approximately $88,000 and recorded intangible assets of approximately $4.3 million which represented the excess of the purchase price over the fair value of assets acquired.

       The following information presents the pro forma results of operations for the Company for the periods ending March 31, 2000 and 1999 as if the acquisition of NRCC had occurred on the first day of the periods presented:

                                                     Three Months Ended
                                                          March 31,
                                              ------------------------------
                                                  2000            1999
                                                  ----            ----

        Revenues                              $19,045,152     $10,814,695
        Operating income (loss)                   633,124        (263,940)
        Net income (loss)                     $ 1,028,540     $  (267,923)
        PER SHARE INFORMATION:
              Net income (loss) per share -
                 Basic                              $0.04          $(0.03)
                 Diluted                            $0.03          $(0.03)
              Weighted Average Shares
                 Outstanding -
                 Basic                         23,453,839       9,442,474
                 Diluted                       33,331,117       9,442,474

(5) SUBSEQUENT EVENT

       In April 2000, we consummated a follow-on public offering for 3.8 million shares of our common stock, of which 1.0 million shares were sold by the Company, while the remainder were sold by certain stockholders, resulting in net proceeds to the Company of approximately $40 million after deducting underwriter discounts and commissions and expenses payable by us.

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

                  On September 16, 1999, we completed the sale of 1,242,000 shares of our common stock to Cisco Systems, Inc. at $12.00 per share for net proceeds of approximately $14.2 million. On September 22, 1999, we completed the sale of 94,867 and 18,133 shares of our common stock to General Atlantic Partners 57, L.P. and GAP Coinvestment Partners 11, L.P., respectively, at $12.00 per share for net proceeds of approximately $1.4 million.

                  In November 1999, we consummated the initial public offering of 4.6 million shares of our common stock at $18.00 per share, which resulted in net proceeds of approximately $75.1 million after deducting underwriter discounts and commissions, and expenses as payable by us.

                  In April 2000, we consummated a follow-on public offering for
3.8 million shares of our common stock, of which 1.0 million shares were offered by the Company resulting in net proceeds of approximately $40.0 million after deducting underwriter discounts and commissions, and expenses as payable by us.

                  We plan to continue to expand our operations by hiring additional consultants, and adding new offices and systems. The resulting increase in operating expenses will have a material adverse effect on our operating results if our revenues do not increase to support such expenses. Based on all of the foregoing, we believe that our quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as indications of future performance.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

                  REVENUES. Substantially all of our revenues are derived from fees for professional services. Revenues increased 84% to $19.0 million in the three months ended March 31, 2000 from $10.4 million in the three months ended March 31, 1999. Revenues from professional services increased 91% to $18.9 million in the three months ended March 31, 2000 from $9.9 million in the three months ended March 31, 1999. This increase was primarily due to an increase in the number of professional services projects and an increase in the size of the projects. During the three months ended March 31, 2000, Qwest Communication, Inc. accounted for 15.4% of our revenues. The number of our billable consultants increased to 337 at March 31, 2000 from 160 at March 31, 1999.

                  GROSS PROFIT. Gross profit increased 81% to $9.2 million in the three months ended March 31, 2000 from $5.1 million in the three months ended March 31, 1999. As a percentage of revenues, gross profit decreased to 48.5% in the three months ended March 31, 2000 from 49.1% in the three months ended March 31, 1999. This decrease in gross profit margin was due to a reduction in the utilization rate to 77% for the three months ended March 31, 2000 from 86% for the three months ended March 31, 1999, partially offset by an increase in average billing rates. Cost of revenues increased to $9.8 million in the three months ended March 31, 2000 from $5.3 million in the three months ended March 31, 1999. This increase in cost of revenues was due primarily to an increase in compensation and benefits paid to consultants.

                  SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of compensation and benefits, travel expenses and promotional expenses. Sales and marketing expenses increased 67% to $2.7 million in the three months ended March 31, 2000 from $1.6 million in the three months ended March 31, 1999. As a percentage of revenues, sales and marketing decreased to 13.9% in the three months ended March 31, 2000 from 15.3% in the three months ended March 31, 1999. The increase in absolute dollars was primarily due to an increase of $650,000 in compensation and benefits paid due to the hiring of additional personnel, an increase of $336,000 in commissions paid due to an increase in revenues and an increase of $75,000 in sales and marketing efforts.

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 57% to $5.4 million in the three months ended March 31, 2000 from $3.5 million in the three months ended March 31, 1999. As a percentage of revenues, general and administrative expense decreased to 28.6% in the three months ended March 31, 2000 from 33.5% in the three months ended March 31, 1999. The increase in absolute dollars was primarily due to an increase of $903,000 in recruiting and professional development and other administrative costs due to the continued investment in our in-house recruiting organization, an increase of $650,000 in compensation and benefit costs, and an increase of $418,000 in facilities and equipment costs reflecting the continued investment in our infrastructure.

                  DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 239% to $488,000 in the three months ended March 31, 2000 from $144,000 in the three months ended March 31, 1999. This increase was due to purchases of additional computer equipment to support our growth and amortization of intangibles of $213,000 associated with acquisition of Network Resource Consultants and Company.

                  NONCASH COMPENSATION EXPENSE. During 1999, we granted options to purchase shares of common stock at exercise prices that were less than the fair market value of the underlying shares of common stock. This will result in noncash compensation expense over the period that these specific options vest. During the three months ended March 31, 2000, we recorded approximately $19,000 of noncash compensation expense related to these options compared to $5,000 for the three months ended March 31, 1999.

                  OTHER INCOME (EXPENSE). Other income increased from $1.2 million in the three months ended March 31, 2000 to $28,000 of other (expense) in the three months ended March 31, 1999. This increase was primarily due to an increase in interest income related to net proceeds from our initial public offering, which proceeds were invested in interest-bearing cash equivalents and marketable securities.

                  INCOME TAXES. For the three months ended March 31, 2000, the income tax provision was $842,000 on pre-tax income of $1.9 million. The income tax benefit was $49,000 on pre-tax losses of $145,000 for the three months ended March 31, 1999. The U.S. effective tax rate was 45% and 34% during the three months ended March 31, 2000 and 1999, respectively. The differences in the effective tax rates relates to the provision for a valuation allowance against net operating losses of our foreign subsidiaries and non-tax deductible expenses, including amortization of intangibles of $213,000 for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

                  Since inception, we have financed our operations through the sale of equity securities and cash flows from operations. As of March 31, 2000, we had approximately $88.8 million in cash and cash equivalents. On April 4, 2000, we completed a follow-on public offering of 1.0 million shares of our common stock and received net proceeds of approximately $40.7 million.

                  Net cash provided by operating activities was $810,000 for the three months ended March 31, 2000.

                  Net cash used in investing activities was $2.3 million for the three months ended March 31, 2000. During the three months ended March 31, 2000, our capital expenditures were $3.8 million. Capital expenditures of $3.0 million related to leasehold improvements for our new corporate office and the remaining $800,000 related to purchases of computer equipment and office furniture.

                  We have a demand loan facility, secured by a lien on all our assets, under which we may borrow up to the lesser of $5.0 million or 80.0% of eligible accounts receivable. Amounts outstanding under the facility bear interest at a rate of 11.25% per annum. At March 31, 2000, there were no amounts outstanding under the facility.

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

YEAR 2000

                  Many currently installed computer systems and software products are coded to accept or recognize only two-digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, it has been necessary to update the computer systems and/or software used by any companies and governmental agencies to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to the Year 2000 was effective to prevent material problems. Computer experts have warned, however, that there may still be residual consequences.

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

                  Although initial reports are that computer systems are functioning normally, we cannot assure you that governmental agencies, utility companies, Internet access companies, third-party service providers and other outside our control will not develop Year 2000 problems. If those entities fail to be Year 2000 compliant, there may be a systematic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could have a material adverse effect on our business, results of operations and financial condition.

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

Because most of our revenues are generated from a small number of clients, our revenues are difficult to predict and the loss of one client could significantly reduce our revenues

                  During the three months ended March 31, 2000, Qwest Communications accounted for 15.4% of our revenues. Our five largest clients accounted for 39.4% of our revenues for the three months ended March 31, 2000. For the the year ended December 31, 1999, our five largest clients accounted for 45.8% of our revenues. If one of our major clients discontinues or significantly reduces the use of our services, we may not generate sufficient revenues to offset this loss of revenues and our net income will decrease. In addition, the non-payment or late payment of amounts due from a major client could adversely affect us.


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

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects

                  We derive a substantial portion of our revenues from fixed-price projects. For the year ended December 31, 1999 and the three months ended March 31, 2000, fixed-price projects accounted for 35.0% and 36.0% of our revenue, respectively. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed the price, which could result in a loss on the project and a decrease in net income. Further, the average size of our contracts has increased in recent quarters, resulting in a corresponding increase in our exposure to the financial risks of fixed-price engagements. We recognize revenues from fixed-price projects based on our estimate of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on a fixed-price project may not accurately reflect the final results of the project and we would be required to record an expense for these periods equal to the amount by which our revenues were previously overstated.


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


                    Risks Related to Our Strategy and Market


We may have difficulty managing our expanding operations, which may harm our business

                  A key part of our strategy is to grow our business; however, our rapid growth has placed a significant strain on our managerial and operational resources. From January 1, 1997 to March 31, 2000, our staff increased from approximately 123 to approximately 452 employees. To manage our growth, we must continue to improve our financial and management controls, reporting systems and procedures, and expand and train our work force. We may not be able to do so successfully.


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

Year 2000 problems present technological risks which may be costly to correct and which may disrupt our business

                  Year 2000 problems could cause us, or our clients, to experience operational difficulties and incur expenses. We are not aware of any material Year 2000 problems that have harmed or threaten to harm our business, but we cannot assure you that no such problems will emerge. Our failure to timely fix or replace our internal systems or material third-party software, hardware or services as a result of a material Year 2000 problem could result in lost revenues and other business interruptions, any of which could materially and adversely effect us. Any significant Year 2000 problem could also require us to incur significant unanticipated expenses to remedy these problems and could divert management from other tasks of operating our business, which would harm our business, results of operations and financial condition. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000" for more detailed information regarding the Year 2000 issue.

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

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders

                  Our directors, executive officers and affiliates currently beneficially own approximately 55.8% of the outstanding shares of our common stock. Accordingly, these stockholders will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.

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

                  In an action entitled Art Eckert vs. Predictive Systems,
Inc., in October 1999, a former employee commenced an action against us in New York Supreme Court (Putnam County) seeking damages for various claims relating to his employment. The former employee is claiming damages totaling approximately $16 million. In December of 1999, we filed a motion to dismiss one of the claims. The former employee has opposed our motion and filed an amended complaint containing the same claims in slightly different form. We believe that these claims are without merit and intend to continue to vigorously defend ourselves against them.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

              NONE

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              NONE

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NONE

         ITEM 5.  OTHER INFORMATION

              NONE

         ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

              (a)     The following exhibits are filed as part of this report:

                      27.1 Financial Data Schedule

              (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

         ITEM 7.  SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PREDICTIVE SYSTEMS, INC.
                            (Registrant)


Date: May 12, 2000         /s/ RONALD G. PETTENGILL, JR.
                            -----------------------------------------
                            Name: Ronald G. Pettengill, Jr.
                            Title: Chief Executive Officer
                                   (principal executive officer)


Date: May 12, 2000         /s/ GERARD E. DORSEY
                            ------------------------------------------
                             Name: Gerard E. Dorsey
                             Title: Chief Financial Officer
                                    (principal accounting and financial officer)