Form 10-Q
period 2000-06-30
PREDICTIVE SYSTEMS INC
filed 2000-08-15
CIK 727489

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         ____________________ TO ____________________.

                        COMMISSION FILE NUMBER: 333-84045



                            PREDICTIVE SYSTEMS, INC.
                        ---------------------------------

             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                 13-3808483
 ----------------------------------     ---------------------------------------
   (State or other Jurisdiction of      (I.R.S. Employer Identification Number)
    Incorporation or Organization)

               417 FIFTH AVENUE, NEW YORK, NEW YORK                 10016
-----------------------------------------------------------------------------
             (Address of Principal Executive Offices)            (Zip Code)


                                 (212) 659-3400
-----------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]                         No [ ]

As of June 30, 2000, there were 25,791,131 shares of the registrant's common stock, $.001 par value per share, outstanding.

                                      INDEX

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

                                                                           Page
PART I.  FINANCIAL INFORMATION                                             ----

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at June 30, 2000 (unaudited)
                  and December 31, 1999 ....................................  1

                  Consolidated Statements of Operations for the three and
                  six months ended June 30, 2000 and 1999 (unaudited) ......  2

                  Consolidated Statement of Cash Flows for the six months
                  ended June 30, 2000 and 1999 (unaudited) .................  3

                  Notes to Consolidated Financial Statements (unaudited) ...  4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS .....................  6

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK .................................................... 11

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS ........................................ 18

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ................ 18

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .......................... 18

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...... 18

         ITEM 5.  OTHER INFORMATION ........................................ 18

         ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K .......................... 18

         ITEM 7.  SIGNATURES ............................................... 18

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30, 2000    December 31, 1999
                                                                                -------------    -----------------
                                                                                 (unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                $127,205,724         $ 89,633,634
     Investment in marketable securities at market value                         2,449,532            2,018,060
     Accounts receivable - net of allowance for
         doubtful accounts of $806,865 and $568,344, respectively               21,817,548           16,257,304
     Unbilled work in process                                                    1,065,128              289,120
     Notes receivable - employees                                                    -                  116,859
     Notes receivable - stockholders                                               280,216                 -
     Refundable income tax                                                           -                  842,606
     Deferred tax asset                                                          4,814,744                 -
     Prepaid expenses and other current assets                                   1,361,644            1,219,717
                                                                              ------------         ------------
         Total current assets                                                  158,994,536          110,377,300

PROPERTY AND EQUIPMENT - net of accumulated depreciation
     and amortization of $2,416,971 and $1,703,711, respectively                 6,534,115            2,884,105

GOODWILL - net of accumulated amortization of $753,225 and
     $326,871, respectively                                                      3,510,312            3,936,666

OTHER ASSETS                                                                       277,536              224,740
                                                                              ------------         ------------
                  Total assets                                                $169,316,499         $117,422,811
                                                                              ============         ============

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                         $  2,125,588          $ 2,322,065
     Accrued expenses                                                            5,359,805            4,714,861
     Current portion of capital lease obligations                                  172,385              183,193
     Income taxes payable                                                          254,747                 -
     Deferred income tax liability                                                 394,820                 -
     Deferred income                                                               722,072            1,064,721
                                                                              ------------         ------------
         Total current liabilities                                               9,029,417            8,284,840

NONCURRENT LIABILITIES
     Capital lease obligations                                                     207,176              284,037
     Deferred rent                                                                 342,075               49,863
     Deferred income tax liability                                                   -                  299,851
     Other long-term liabilities                                                     -                    2,498
                                                                              ------------         ------------
         Total liabilities                                                       9,578,668            8,921,089
                                                                              ------------         ------------

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value, 200,000,000 shares
         authorized, 25,791,131 and 23,429,200 shares
         issued and outstanding, respectively                                       25,791               23,429
     Additional paid-in capital                                                157,050,608          108,404,681
     Deferred compensation                                                       (218,594)            (256,672)
     Retained earnings                                                           3,062,111              369,625
     Accumulated other comprehensive loss                                        (182,085)             (39,341)
                                                                              ------------         ------------
         Total stockholders' equity                                            159,737,831          108,501,722
                                                                              ------------         ------------
                  Total liabilities and stockholders' equity                  $169,316,499         $117,422,811
                                                                              ============         ============

                    The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Three Months Ended June 30,          Six Months Ended June 30,
                                             2000                  1999              2000            1999
                                         ------------          ------------      ------------   ------------
REVENUES:
        Professional services            $ 22,067,108          $ 11,390,845      $ 40,968,389   $ 21,278,287
        Hardware and software sales         1,307,860               810,234         1,451,733      1,287,701
                                         ------------          ------------      ------------   ------------
            Total revenues                 23,374,968            12,201,079        42,420,122     22,565,988
                                         ------------          ------------      ------------   ------------
COST OF REVENUES:
        Professional services              11,168,771             5,396,624        20,874,591     10,245,945
        Hardware and software purchases       999,745               605,933         1,107,956      1,031,889
                                         ------------          ------------      ------------   ------------
            Total cost of revenues         12,168,516             6,002,557        21,982,547     11,277,834
                                         ------------          ------------      ------------   ------------
            Gross profit                   11,206,452             6,198,522        20,437,575     11,288,154
                                         ------------          ------------      ------------   ------------

SALES AND MARKETING                         3,125,963             1,820,126         5,776,785      3,409,297
GENERAL AND ADMINISTRATIVE                  6,425,231             3,907,392        11,865,354      7,376,425
DEPRECIATION AND AMORTIZATION                 651,600               168,308         1,139,614        312,135
NONCASH COMPENSATION EXPENSE                   19,039                 5,250            38,078          9,875
                                         ------------          ------------      ------------   ------------
            Operating profit                  984,619               297,446         1,617,744        180,422

OTHER INCOME (EXPENSE):
        Interest income                     1,956,704                24,401         3,221,335         69,574
        Other (expense) income                 (1,631)               24,132           (11,117)        36,882
        Interest expense                      (13,837)              (22,845)          (31,826)      (109,078)
                                         ------------          ------------      ------------   ------------
INCOME BEFORE INCOME TAX PROVISION          2,925,855               323,134         4,796,136        177,800

Income tax provision                        1,261,909               409,915         2,103,650        361,065
                                         ------------          ------------      ------------   ------------
        Net income (loss)                $  1,663,946           $   (86,781)     $  2,692,486   $   (183,265)
                                         ============          ============      ============   ============
NET INCOME (LOSS) PER SHARE: BASIC       $       0.07           $     (0.01)     $       0.11   $      (0.02)
                                         ============          ============      ============   ============
NET INCOME (LOSS) PER SHARE: DILUTED     $       0.05           $     (0.01)     $       0.08   $      (0.02)
                                         ============          ============      ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                   25,525,718             9,553,512        24,489,787      8,970,694
                                         ============          ============      ============   ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
   DILUTED                                 34,158,073             9,553,512        33,913,534      8,970,694
                                         ============          ============      ============   ============

                    The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                               -------------------------------
                                                                                   2000                1999
                                                                               -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                                   $  2,692,486         $  (183,265)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Noncash compensation expense                                              38,078               9,875
          Deferred income taxes                                                   (569,775)           (153,350)
          Depreciation and amortization                                          1,139,614             312,135
          Provision for doubtful accounts                                          238,521             285,328
          Unrealized loss on marketable securities                                 (32,433)                  -
          (Increase) decrease in-
               Accounts receivable                                              (5,798,765)         (4,699,713)
               Unbilled work in process                                           (776,008)           (415,039)
               Prepaid expenses and other current assets                          (141,927)           (210,901)
               Other assets                                                        (52,796)             49,973
          Increase (decrease) in-
               Accounts payable                                                   (196,477)            (94,411)
               Accrued expenses and other current liabilities                      644,944             588,593
               Deferred income                                                    (342,649)           (420,341)
               Deferred rent                                                       292,212             (18,780)
               Income taxes                                                      2,822,730             544,340
               Other long-term liabilities                                          (2,498)                  -
                                                                              ------------         -----------
                    Net cash used in operating activities                          (44,743)         (4,405,556)
                                                                              ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of marketable securities                                   (190,598,183)                  -
          Proceeds from sale or redemption of marketable securities            190,166,711                   -
          Common shares repurchased to treasury                                          -          (8,398,753)
          Payments to employees                                                    116,859             (30,938)
          Repayments from employees                                                      -              35,577
          Payments to stockholders                                                (280,216)                  -
          Repayments from stockholders                                                   -             515,000
          Payments to related party                                                      -            (478,078)
          Repayments from related party                                                  -           1,395,026
          Purchase of property and equipment                                    (4,450,939)           (744,752)
                                                                              ------------         -----------
                    Net cash used in investing activities                       (5,045,768)         (7,706,918)
                                                                              ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Cash overdraft                                                                 -            (475,610)
          Proceeds from short-term borrowings                                            -           4,351,000
          Repayments of short-term borrowings                                            -          (9,949,000)
          Proceeds from sale of common stock, net of expenses                   40,054,296                   -
          Payments of preferred dividends                                                -             (70,000)
          Proceeds from sale of preferred stock                                          -          18,566,225
          Proceeds from sale of stock through ESPP                               1,305,702                   -
          Proceeds from exercise of stock options                                1,412,914              65,469
                                                                              ------------         -----------
                    Net cash provided by financing activities                   42,772,912          12,488,084
                                                                              ------------         -----------
          Effects of exchange rates                                               (110,311)            (15,699)
                                                                              ------------         -----------
Net increase in cash                                                            37,572,090            359,911

CASH AND CASH EQUIVALENTS  - beginning of period                                89,633,634                   -
                                                                              ------------         -----------
CASH AND CASH EQUIVALENTS  - end of period                                    $127,205,724         $   359,911
                                                                              ============         ===========
      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the year for:
                    Interest                                                  $     14,543         $   157,838
                                                                              ============         ===========
                    Taxes                                                     $          -         $    23,693
                                                                              ============         ===========
      SUPPLEMENTAL DISCLOSURES OF CASH FLOW TRANSACTIONS:

                    Dividends declared on mandatory redeemable
                      convertible preferred stock                             $          -         $     8,750
                                                                              ============         ===========

                    The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) BASIS OF PRESENTATION

       The consolidated financial statements and accompanying financial information as of June 30, 2000 and for the six months ended June 30, 2000 and 1999 are unaudited and, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999. Results for interim periods are not necessarily indicative of results for the entire year.

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

       The following table reconciles the numerator and denominator for the calculation:

                                      Three Months Ended               Six Months Ended
                                           June 30,                         June 30,
                                      ----------------------        ----------------------
                                      2000              1999        2000              1999
                                      ----              ----        ----              ----
                                           (unaudited)                    (unaudited)
Numerator -
   Net income (loss)                $ 1,663,946    $  (86,781)      $ 2,692,486    $(183,265)
   Preferred stock dividends                  -              -                -       (8,750)
                                    -----------    -----------      -----------    ----------
      Numerator for basic and
         diluted earnings per
         share - net income (loss)
         available to common
         stockholders               $ 1,663,946     $ (86,781)      $ 2,692,486    $(192,015)
                                    ===========     ==========      ===========    ==========

       Denominator -
           Weighted average shares -
             Basic                  25,525,718      9,553,512        24,489,787     8,970,694
             Diluted                34,158,073      9,553,512        33,913,534     8,970,694
                                    ==========      =========        ==========     =========

       Net income (loss) per share -
             Basic                  $     0.07      $   (0.01)       $     0.11     $  (0.02)
             Diluted                $     0.05      $   (0.01)       $     0.08     $  (0.02)
                                    ==========      ==========       ==========     =========

(3) COMPREHENSIVE INCOME (LOSS)

       The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components. The components of comprehensive income (loss) are as follows:

                                             Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                             ------------------        ------------------
                                            2000           1999        2000          1999
                                            ----           ----        ----          ----
                                                (unaudited)               (unaudited)
         Net income (loss)               $1,663,945     $ (86,781)  $2,692,486   $(183,265)
         Unrealized loss on investments     (19,413)        --         (32,433)       --
         Foreign currency translation
                  adjustment               (120,180)    $ (15,699)    (110,311)    (15,699)
                                         ----------     ---------   ----------   ---------
         Comprehensive income (loss)     $1,524,352     $(102,480)  $2,549,742   $(198,964)
                                         ==========     ===-=====   ==========   =========


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

       The following information presents the pro forma results of operations for the Company for the periods ending June 30, 2000 and 1999 as if the acquisition of NRCC had occurred on the first day of the periods presented:

                                        Three Months Ended            Six Months Ended
                                             June 30,                     June 30,
                                       --------------------          ------------------
                                       2000            1999          2000          1999
                                       ----            ----          ----          ----
                                            (unaudited)                 (unaudited)
       Revenues                      $23,374,968   $12,750,818   $42,420,122  $23,565,513
        Operating income (loss)          984,619       165,255     1,617,744      (98,685)
        Net income (loss)            $ 1,663,946   $  (248,944)  $ 2,692,486  $  (516,867)
        PER SHARE INFORMATION:
              Net income (loss) per share -
                Basic                $      0.07   $     (0.02)  $      0.11  $     (0.05)
                Diluted              $      0.05   $     (0.02)  $      0.08  $     (0.05)
             Weighted Average Shares
                Outstanding -
                Basic                 25,525,718    10,616,326    24,489,787   10,033,508
                Diluted               34,158,073    10,616,326    33,913,534   10,033,508

(5) FOLLOW-ON OFFERING


       In April 2000, we consummated a follow-on public offering for 3.8 million shares of our common stock, of which 1.0 million shares were sold by the Company, while the remainder were sold by certain stockholders, resulting in net proceeds to the Company of approximately $40.1 million after deducting underwriter discounts and commissions and expenses payable by us.

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

                  In April 2000, we consummated a follow-on public offering for
3.8 million shares of our common stock, of which 1.0 million shares were offered by the Company resulting in net proceeds of approximately $40.1 million after deducting underwriter discounts and commissions, and expenses as payable by us.

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

                  REVENUES. Revenues increased 92% to $23.4 million in the three months ended June 30, 2000 from $12.2 million in the three months ended June 30, 1999. Revenues from professional services increased 93.7% to $22.1 million in the three months ended June 30, 2000 from $11.4 million in the three months ended June 30, 1999. This increase was primarily due to an increase in the number of professional services projects and an increase in the size of the projects. During the three months ended June 30, 2000, NetCom/ICG, Inc. accounted for 16.2% of our revenues. The number of our billable consultants increased to 377 at June 30, 2000 from 190 at June 30, 1999.

                  GROSS PROFIT. Gross profit increased 81% to $11.2 million in the three months ended June 30, 2000 from $6.2 million in the three months ended June 30, 1999. As a percentage of revenues, gross profit decreased to 47.9% in the three months ended June 30, 2000 from 50.8% in the three months ended June 30, 1999. This decrease in gross profit margin was due to a reduction in the utilization rate to 78% for the three months ended June 30, 2000 from 88% for the three months ended June 30, 1999, partially offset by an increase in average billing rates. Cost of revenues increased to $12.2 million in the three months ended June 30, 2000 from $6.0 million in the three months ended June 30, 1999.

This increase in cost of revenues was primarily due to the increase in consultant headcount and the corresponding increase in compensation and benefits paid to consultants.

                  SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of compensation and benefits, travel expenses and promotional expenses. Sales and marketing expenses increased 71.7% to $3.1 million in the three months ended June 30, 2000 from $1.8 million in the three months ended June 30, 1999. As a percentage of revenues, sales and marketing expenses decreased to 13.4% in the three months ended June 30, 2000 from 14.9% in the three months ended June 30, 1999. The increase in absolute dollars was primarily due to an increase of $410,000 in compensation and benefits paid due to the hiring of additional personnel, an increase of $467,000 in commissions paid due to an increase in revenues and an increase of $429,000 in sales and marketing efforts.

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 64.4% to $6.4 million in the three months ended June 30, 2000 from $3.9 million in the three months ended June 30, 1999. As a percentage of revenues, general and administrative expense decreased to 27.5% in the three months ended June 30, 2000 from 32.0% in the three months ended June 30, 1999. The increase in absolute dollars was primarily due to an increase of $519,000 in recruiting and professional development and other administrative costs due to the continued investment in our in-house recruiting organization, an increase of $748,000 in compensation and benefits paid due to the hiring of additional personnel, and an increase of $1,251,000 in facilities and equipment costs reflecting the continued investment in our infrastructure.

                  DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 287.1% to $652,000 in the three months ended June 30, 2000 from $168,000 in the three months ended June 30, 1999. This increase was due to purchases of additional computer equipment to support our growth and amortization of intangibles of $213,000 associated with the acquisition of Network Resource Consultants and Company.

                  NONCASH COMPENSATION EXPENSE. During 1999, we granted options to purchase shares of common stock at exercise prices that were less than the fair market value of the underlying shares of common stock. This will result in noncash compensation expense over the period that these specific options vest. During the three months ended June 30, 2000, we recorded approximately $19,000 of noncash compensation expense related to these options compared to $5,000 for the three months ended June 30, 1999.

                  OTHER INCOME (EXPENSE). Other income increased to $1.9 million in the three months ended June 30, 2000 from $26,000 of other income in the three months ended June 30, 1999. This increase was primarily due to an increase in interest income related to net proceeds from both our initial and secondary public offerings, which proceeds were invested in interest-bearing cash equivalents and marketable securities.

                  INCOME TAXES. For the three months ended June 30, 2000, the income tax provision was $1,262,000 on pre-tax income of $2.9 million. The income tax was $410,000 on pre-tax income of $323,000 for the three months ended June 30, 1999. The U.S. effective tax rate was 43% during the three months ended June 30, 2000 and 1999, respectively. The differences in the effective tax rates relates to the provision for a valuation allowance against net operating losses of our foreign subsidiaries and non-tax deductible expenses, including amortization of intangibles of $213,000 for the three months ended June 30, 2000.

Six Months Ended June 30, 2000 and 1999

                  REVENUES. Revenues increased 88.0% to $42.4 million in the six months ended June 30, 2000 from $22.6 million in the six months ended June 30, 1999. Revenues from professional services increased 92.5% to $41.0 million in the six months ended June 30, 2000 from $21.3 million in the six months ended June 30, 1999. This increase was primarily due to an increase in the number of professional services projects and an increase in the size of the projects. During the six months ended June 30, 2000, Qwest Communication, Inc. and NetCom/ICG, Inc. accounted for 11.8% and 11.3% of our revenues, respectively.

                  GROSS PROFIT. Gross profit increased 81.0% to $20.4 million in the six months ended June 30, 2000 from $11.3 million in the six months ended June 30, 1999. As a percentage of revenues, gross profit decreased to 48.2% in the six months ended June 30, 2000 from 50.0% in the six months ended June 30, 1999. This decrease in gross profit margin was due to a reduction in the utilization rate to 77% for the six months ended June 30, 2000 from 85% for the six months ended June 30, 1999, partially offset by an increase in average billing rates. Cost of revenues increased to $22.0 million in the six months ended June 30, 2000 from $11.3 million in the six months ended June 30, 1999. This increase in cost of revenues was primarily due to the increase in consultant headcount and the corresponding increase in compensation and benefits paid to consultants.

                  SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 69.4% to $5.8 million in the six months ended June 30, 2000 from $3.4 million in the six months ended June 30, 1999. As a percentage of revenues, sales and marketing expenses decreased to 13.6% in the six months ended June 30, 2000 from 15.1% in the six months ended June 30, 1999. The increase in absolute dollars was primarily due to an increase of $1.1 million in compensation and benefits paid due to the hiring of additional personnel, an increase of $803,000 in commissions paid due to an increase in revenues and an increase of $510,000 in sales and marketing efforts.

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 61.0% to $11.9 million in the six months ended June 30, 2000 from $7.4 million in the six months ended June 30, 1999. As a percentage of revenues, general and administrative expense decreased to 28.0% in the six months ended June 30, 2000 from 32.7% in the six months ended June 30, 1999. The increase in absolute dollars was primarily due to an increase of $1.8 million in recruiting and professional development and other administrative costs due to the continued investment in our in-house recruiting organization, an increase of $1.4 million in compensation and benefits paid due to the hiring of additional personnel, and an increase of $1.3 million in facilities and equipment costs reflecting the continued investment in our infrastructure.

                  DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 265.1% to $1.1 million in the six months ended June 30, 2000 from $312,000 in the six months ended June 30, 1999. This increase was due to purchases of additional computer equipment to support our growth and amortization of intangibles of $426,000 associated with the acquisition of Network Resource Consultants and Company.

                  NONCASH COMPENSATION EXPENSE. During 1999, we granted options to purchase shares of common stock at exercise prices that were less than the fair market value of the underlying shares of common stock. This will result in noncash compensation expense over the period that these specific options vest. During the six months ended June 30, 2000, we recorded approximately $38,000 of noncash compensation expense related to these options compared to $10,000 for the six months ended June 30, 1999.

                  OTHER INCOME (EXPENSE). Other income increased to $3.2 million in the six months ended June 30, 2000 from $3,000 of other expense in the six months ended June 30, 1999. This increase was primarily due to an increase in interest income related to net proceeds from both our initial public and secondary offerings, which proceeds were invested in interest-bearing cash equivalents and marketable securities.

                  INCOME TAXES. For the six months ended June 30, 2000, the income tax provision was $2,104,000 on pre-tax income of $4.8 million. The income tax was $361,000 on pre-tax income of $178,000 for the six months ended June 30, 1999. The U.S. effective tax rate was 44% during the six months ended June 30, 2000 and June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

                  Since inception, we have financed our operations through the sale of equity securities and cash flows from operations. As of June 30, 2000, we had approximately $127.2 million in cash and cash equivalents. In April 2000, we completed a follow-on public offering of 1.0 million shares of our common stock and received net proceeds of approximately $40.1 million, after deducting underwriter discounts and commissions, and expenses as payable by us.

                  Net cash used in operating activities was $45,000 for the six months ended June 30, 2000. During the six months ended June 30, 2000, we received a tax benefit of approximately $2.0 million related to the exercise of non-qualified stock options by employees. The positive cash flow provided by operating activities is offset by an increase of $5.8 million in accounts receivables.

                  Net cash used in investing activities was $5.0 million for the six months ended June 30, 2000. During the six months ended June 30, 2000, our capital expenditures were $4.5 million. Capital expenditures of $3.4 million related to leasehold improvements for our new corporate office and the remaining $1.1 million related to purchases of computer equipment and office furniture.

                  We have a demand loan facility, secured by a lien on all our assets, under which we may borrow up to the lesser of $10.0 million or 80.0% of eligible accounts receivable. Amounts outstanding under the facility bear interest at a rate of 11.25% per annum. At June 30, 2000, there were no amounts outstanding under the facility.

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

Because most of our revenues are generated from a small number of clients, our revenues are difficult to predict and the loss of one client could significantly reduce our revenues

                  During the six months ended June 30, 2000, Qwest Communications and NetCom/ICG, Inc. accounted for 11.8% and 11.3% of our revenues, respectively. Our five largest clients accounted for 42.2% of our revenues for the six months ended June 30, 2000. For the year ended December 31, 1999, our five largest clients accounted for 45.8% of our revenues. If one of our major clients discontinues or significantly reduces the use of our services, we may not generate sufficient revenues to offset this loss of revenues and our net income will decrease. In addition, the non-payment or late payment of amounts due from a major client could adversely affect us.


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

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects

                  We derive a substantial portion of our revenues from fixed-price projects. For the year ended December 31, 1999 and the six months ended June 30, 2000, fixed-price projects accounted for 35.0% and 42.5% of our revenue, respectively. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed the price, which could result in a loss on the project and a decrease in net income. Further, the average size of our contracts has increased in recent quarters, resulting in a corresponding increase in our exposure to the financial risks of fixed-price engagements. We recognize revenues from fixed-price projects based on our estimate of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on a fixed-price project may not accurately reflect the final results of the project and we would be required to record an expense for these periods equal to the amount by which our revenues were previously overstated.


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


                    Risks Related to Our Strategy and Market

We may have difficulty managing our expanding operations, which may harm our business

                  A key part of our strategy is to grow our business; however, our rapid growth has placed a significant strain on our managerial and operational resources. From January 1, 1997 to June 30, 2000, our staff increased from approximately 123 to approximately 514 employees. To manage our growth, we must continue to improve our financial and management controls, reporting systems and procedures, and expand and train our work force. We may not be able to do so successfully.


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

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders

                  Our directors, executive officers and affiliates currently beneficially own approximately 48.6% of the outstanding shares of our common stock. Accordingly, these stockholders will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.

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

                 In an action entitled Art Eckert vs. Predictive Systems, Inc., in October 1999, a former employee commenced an action against us in New York Supreme Court (Putnam County) seeking damages for various claims relating to his employment. The former employee is claiming damages totaling approximately $16 million. We will shortly file an answer to the former employee's claims, denying all of his material allegations and interposing several affirmative defenses. We believe that these claims are without merit and intend to continue to vigorously defend ourselves against them.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                 On October 27, 1999, the Securities and Exchange Commission declared effective a Registration Statement of our company on Form S-1 (File
No. 333-84045). Under the terms of the Registration Statement, we completed a public offering of 4,600,000 shares of common stock at an offering price of $18.00 per share. The public offering was managed by Robertson Stephens, Bear, Stearns & Co. Inc., Donaldson, Lufkin & Jenrette and First Union Securities, Inc. We received proceeds from the public offering of approximately $75.1 million after deducting underwriting commissions and discounts of approximately $5.8 million and expenses of approximately $1.9 million. None of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities to our affiliates. As of June 30, 2000, we have not used any of the proceeds from our initial public offering.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                 NONE

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 We held our 2000 Annual Meeting of Stockholders on May 16, 2000. At that meeting, the stockholders approved the following proposals: (i) the election of Ronald G. Pettengill, Jr., Robert L. Belau and Donald J. Duffy as Class I directors to serve on the Board of Directors and (ii) the ratification of the Board of Directors' decision to select Arthur Andersen LLP as our independent public accountants for the year ending December 31, 2000.

                 There were 10,358,669 votes cast for, 99,772 votes cast against and 0 abstentions in connection with the election of Ronald G. Pettengill, Jr. as a Class I Director. There were 10,358,669 votes cast for, 99,772 votes cast against and 0 abstentions in connection with the election of Robert L. Belau as a Class I Director. There were 10,322,699 votes cast for, 135,772 votes cast against and 0 abstentions in connection with the election of Donald J. Duffy as a Class I Director. The remainder of our Board of Directors remains as previously reported. There were 10,451,584 votes cast for, 630 votes cast against and 6,277 abstentions in connection with ratification of the Board of Director's decision to select Arthur Andersen LLP as our independent public accountants for the year ending December 31, 2000.

         ITEM 5. OTHER INFORMATION

                 NONE

         ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

              (a)     The following exhibits are filed as part of this report:

                      27.1 Financial Data Schedule

              (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

         ITEM 7.  SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PREDICTIVE SYSTEMS, INC.
                            (Registrant)


Date: August 14, 2000         /s/ RONALD G. PETTENGILL, JR.
                            -----------------------------------------
                            Name: Ronald G. Pettengill, Jr.
                            Title: Chief Executive Officer
                                   (principal executive officer)


Date: August 14, 2000         /s/ GERARD E. DORSEY
                            ------------------------------------------
                             Name: Gerard E. Dorsey
                             Title: Chief Financial Officer
                                    (principal accounting and financial officer)