Form 10-Q
period 2000-09-30
PREDICTIVE SYSTEMS INC
filed 2000-11-14
CIK 727489

                                Table of Contents



--------------------------------------------------------------------------------


                                  10-Q OTHERDOC

PART 1.........................................................................2
ITEM 1.........................................................................2
Balance Sheet..................................................................2
Income Statement................................................................
Cash Flow Statement.............................................................
Table 4........................................................................3
Table 5........................................................................4
Table 6.........................................................................
ITEM 2.........................................................................5
ITEM 3.........................................................................9
PART II.......................................................................16
ITEM 1........................................................................16
ITEM 2........................................................................16
ITEM 3........................................................................17
ITEM 4........................................................................17
ITEM 5........................................................................17
ITEM 6........................................................................17

                                 EX-27 OTHERDOC

Exhibit 27 Table..............................................................18

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2000.

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

                  Yes [X]                         No [ ]

As of November 11, 2000, there were 29,353,340 shares of the registrant's common stock, $.001 par value per share, outstanding.

                                      INDEX

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of September 30, 2000
                  (unaudited) and December 31, 1999 ........................      1

                  Consolidated Statements of Operations for the three and nine
                  months ended September 30, 2000 and 1999 (unaudited) .....      2

                  Consolidated Statement of Cash Flows for the nine months
                  ended September 30, 2000 and 1999 (unaudited) ............      3

                  Notes to Consolidated Financial Statements (unaudited) ...      4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS .....................      6

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK ....................................................     11

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS ........................................     19

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ................     19

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..........................     19

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......     19

         ITEM 5.  OTHER INFORMATION ........................................     19

         ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K ..........................     19

         ITEM 7.  SIGNATURES ...............................................     20

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                               September 30, 2000  December 31, 1999
                                                                                               ------------------  ----------------
                                                                                                   (unaudited)
                                             ASSETS

Current assets
       Cash and cash equivalents                                                                  $ 124,864,249       $  89,633,634
       Investment in marketable securities, at market value                                           8,947,921           2,018,060
       Accounts receivable - net of allowance for
            doubtful accounts of $881,236 and $568,344, respectively                                 22,005,219          16,257,304
       Unbilled work in process                                                                       2,639,415             289,120
       Notes receivable - employees                                                                     202,085             116,859
       Refundable income taxes                                                                               --             842,606
       Deferred tax asset                                                                             6,496,341                  --
       Prepaid expenses and other current assets                                                      1,375,370           1,219,717
                                                                                                  -------------       -------------

            Total current assets                                                                    166,530,600         110,377,300

Property and equipment - net of accumulated
       depreciation and amortization of $2,869,786 and $1,703,711, respectively                       7,107,208           2,884,105

Goodwill - net of accumulated amortization of $966,401 and $326,871, respectively                     3,297,136           3,936,666

Other assets                                                                                            278,930             224,740
                                                                                                  -------------       -------------

                     Total assets                                                                 $ 177,213,874       $ 117,422,811
                                                                                                  =============       =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable                                                                           $   2,287,749       $   2,322,065
       Accrued expenses                                                                               7,089,220           4,714,861
       Current portion of capital lease obligations                                                     172,385             183,193
       Income taxes payable                                                                             127,091                  --
       Deferred income tax liability                                                                    394,820                  --
       Deferred income                                                                                  513,705           1,064,721
       Deferred rent                                                                                         --               3,506
                                                                                                  -------------       -------------

            Total current liabilities                                                                10,584,970           8,288,346
                                                                                                  -------------       -------------

Noncurrent liabilities
       Capital lease obligations                                                                        162,700             284,037
       Deferred rent                                                                                    506,726              46,357
       Deferred income tax liability                                                                         --             299,851
       Other long-term liabilities                                                                           --               2,498
                                                                                                  -------------       -------------

            Total noncurrent liabilities                                                                669,426             632,743
                                                                                                  -------------       -------------

            Total liabilities                                                                        11,254,396           8,921,089
                                                                                                  -------------       -------------

Commitments

Stockholders' equity
       Common stock, $.001 par value, 200,000,000 shares authorized,
            27,159,211 and 23,429,200 shares issued and outstanding                                      27,159              23,429
       Additional paid-in capital                                                                   161,566,443         108,404,681
       Deferred compensation                                                                           (199,555)           (256,672)
       Retained earnings                                                                              4,843,891             369,625
       Accumulated other comprehensive loss                                                            (278,460)            (39,341)
                                                                                                  -------------       -------------

            Total stockholders' equity                                                              165,959,478         108,501,722
                                                                                                  -------------       -------------

                     Total liabilities and stockholders' equity                                   $ 177,213,874       $ 117,422,811
                                                                                                  =============       =============

                    The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              Three Months Ended September 30       Nine Months Ended September 30
                                                              -------------------------------       -------------------------------
                                                                  2000               1999               2000               1999
                                                              ------------       ------------       ------------       ------------
Revenues:
       Professional services                                  $ 23,754,147       $ 13,624,347       $ 64,722,534       $ 34,902,634
       Hardware and software sales                                 912,702            465,108          2,364,435          1,752,809
                                                              ------------       ------------       ------------       ------------

            Total revenues                                      24,666,849         14,089,455         67,086,969         36,655,443
                                                              ------------       ------------       ------------       ------------

Cost of revenues:
       Professional services                                    12,137,154          7,004,648         33,011,745         17,250,593
       Hardware and software purchases                             669,337            299,027          1,777,293          1,330,916
                                                              ------------       ------------       ------------       ------------

            Total cost of revenues                              12,806,491          7,303,675         34,789,038         18,581,509
                                                              ------------       ------------       ------------       ------------

            Gross profit                                        11,860,358          6,785,780         32,297,931         18,073,934
                                                              ------------       ------------       ------------       ------------


Sales and marketing                                              3,168,536          2,423,927          8,945,321          5,833,224
General and administrative                                       6,954,218          4,709,994         18,819,571         12,086,419
Depreciation and amortization                                      665,991            341,330          1,805,605            653,465
Noncash compensation expense                                        19,039             19,039             57,117             28,914

            Operating profit (loss)                              1,052,574           (708,510)         2,670,317           (528,088)

Other income (expense):
       Interest income                                           2,085,410             31,409          5,306,745            100,983
       Other (expense) income                                       (4,666)            19,013            (15,783)            55,895
       Interest expense                                            (12,163)           (25,046)           (43,989)          (134,124)
                                                              ------------       ------------       ------------       ------------

Income before income tax provision (benefit)                     3,121,155           (683,134)         7,917,290           (505,334)

Income tax provision (benefit)                                   1,339,374            (55,214)         3,443,024            305,851
                                                              ------------       ------------       ------------       ------------

Net income (loss)                                             $  1,781,781       $   (627,920)      $  4,474,266       $   (811,185)
                                                              ============       ============       ============       ============

Net income (loss) per share: Basic                            $       0.07       $      (0.06)      $       0.18       $      (0.09)
                                                              ============       ============       ============       ============
Net income (loss) per share: Diluted                          $       0.05       $      (0.06)      $       0.13       $      (0.09)
                                                              ============       ============       ============       ============

Weighted average shares outstanding: Basic                      26,591,508         10,389,157         25,195,475          9,441,071
                                                              ============       ============       ============       ============
Weighted average shares outstanding: Diluted                    33,102,323         10,389,157         33,844,093          9,441,071
                                                              ============       ============       ============       ============

                    The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    Nine Months Ended September 30
                                                                                                   --------------------------------
                                                                                                            2000               1999
                                                                                                   -------------      -------------
Cash flows from operating activities:
          Net income (loss)                                                                        $   4,474,266      $    (811,185)

Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
          Noncash compensation expense                                                                    57,117             28,914
          Deferred income taxes                                                                        2,438,005           (733,836)
          Depreciation and amortization                                                                1,805,605            653,465
          Provision for doubtful accounts                                                                312,892            386,579
          Unrealized gain on marketable securities                                                       (19,363)                --
          (Increase) decrease in-
               Accounts receivable                                                                    (6,060,807)        (7,252,802)
               Unbilled work in process                                                               (2,350,295)           539,317
               Income taxes                                                                              969,697            698,767
               Prepaid expenses and other current assets                                                (155,653)          (385,013)
               Other assets                                                                              (54,190)           (37,824)
          Increase (decrease) in-
               Accounts payable                                                                          (34,316)          (204,231)
               Accrued expenses                                                                        2,374,359          1,369,358
               Deferred income                                                                          (551,016)          (283,909)
               Deferred rent                                                                             456,863            (21,094)
               Other long-term liabilities                                                                (2,498)          (264,259)
                                                                                                   -------------      -------------

                   Net cash provided by (used in) operating activities                                 3,660,666         (6,317,753)
                                                                                                   -------------      -------------

Cash flows from investing activities:
          Net proceeds from sale or redemption / (purchase of) of marketable securities               (6,929,861)                --
          Net repayments from (payments to) employees                                                    (85,226)            (8,836)
          Payments to stockholders                                                                            --            515,000
          Net repayments from (payments to) related party                                                     --            916,948
          Cash received from acquisition of NRCC                                                              --            163,768
          Purchase of property and equipment, net                                                     (5,521,323)        (1,431,207)
                                                                                                   -------------      -------------

                   Net cash (used in) provided by investing activities                               (12,536,410)           155,673
                                                                                                   -------------      -------------

Cash flows from financing activities:
          Cash overdraft                                                                                      --           (475,610)
          Proceeds from short-term borrowings                                                                 --          4,351,000
          Repayments from short-term borrowings                                                               --         (9,949,000)
          Payment of preferred dividends                                                                      --            (70,000)
          Proceeds from sale of common stock in secondary offering, net of expenses                   39,824,079                 --
          Common shares repurchased to treasury                                                               --         (8,398,753)
          Proceeds from sale of preferred stock                                                               --         18,566,225
          Proceeds from sale of common stock, net of expenses                                                 --         16,260,000
          Receipts from ESPP                                                                           1,305,702                 --
          Proceeds from exercise of stock options                                                      3,196,334            245,219
                                                                                                   -------------      -------------

                   Net cash provided by financing activities                                          44,326,115         20,529,081
                                                                                                   -------------      -------------

          Effects of exchange rates                                                                     (219,756)            56,611
                                                                                                   -------------      -------------

Net increase in cash                                                                                  35,230,615         14,423,612

Cash and cash equivalents  - beginning of period                                                      89,633,634                 --
                                                                                                   -------------      -------------

Cash and cash equivalents  - end of period                                                         $ 124,864,249      $  14,423,612
                                                                                                   =============      =============

      Supplemental disclosures of cash flow information:
          Cash paid during the year for:
                   Interest                                                                        $      43,989      $     182,884
                                                                                                   =============      =============

                   Taxes                                                                           $      83,734      $     440,993
                                                                                                   =============      =============

      Supplemental disclosures of noncash transactions:

                   Dividends declared on mandatory redeemable convertible preferred stock          $          --      $       8,750
                                                                                                   =============      =============


                    The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) BASIS OF PRESENTATION

       The consolidated financial statements and accompanying financial information as of September 30, 2000 and for the nine months ended September 30, 2000 and 1999 are unaudited and, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999. Results for interim periods are not necessarily indicative of results for the entire year.

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

       The following table reconciles the numerator and denominator for the calculation:

                                      Three Months Ended             Nine Months Ended
                                         September 30,                  September 30,
                                      ----------------------        ----------------------
                                      2000              1999        2000              1999
                                      ----              ----        ----              ----
                                           (unaudited)                    (unaudited)
Numerator -
   Net income (loss)                $ 1,781,781    $(627,920)      $ 4,474,266    $(811,185)
   Preferred stock dividends                  -             -                -       (8,750)
                                    -----------    -----------      -----------    ----------
      Numerator for basic and
         diluted earnings per
         share - net income (loss)
         available to common
          stockholders               $ 1,781,781     $(627,920)      $ 4,474,266    $(819,935)
                                    ===========     ==========      ===========    ==========

       Denominator -
           Weighted average shares -
             Basic                  26,591,508     10,389,157        25,195,475     9,441,071
             Diluted                33,102,323     10,389,157        33,844,093     9,441,071
                                    ==========     ==========        ==========     =========

       Net income (loss) per share -
             Basic                  $     0.07      $   (0.06)       $     0.18     $  (0.09)
             Diluted                $     0.05      $   (0.06)       $     0.13     $  (0.09)
                                    ==========      ==========       ==========     =========

(3) COMPREHENSIVE INCOME (LOSS)

       The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components. The components of comprehensive income (loss) are as follows:

                                             Three Months Ended        Nine Months Ended
                                                September 30,             September 30,
                                             ------------------        ------------------
                                            2000           1999        2000          1999
                                            ----           ----        ----          ----
                                                (unaudited)               (unaudited)
         Net income (loss)               $1,781,781     $(627,920)  $4,474,266  $(811,185)
         Unrealized loss on investments      13,070        --         (19,363)       --
         Foreign currency translation
                  adjustment               (109,445)       72,310     (219,756)     56,611
                                         ----------     ---------   ----------   ---------
         Comprehensive income (loss)     $1,685,406     $(555,610)  $4,235,147   $(754,574)
                                         ==========     ===-=====   ==========   =========

(4) FOLLOW-ON OFFERING

         In April 2000, the Company consummated a follow-on public offering for
         3.8 million shares its common stock, of which 1.0 million shares were sold by the Company, while the remainder were sold by certain stockholders, resulting in net proceeds to the Company of approximately $39.8 million after deducting underwriter discounts and commissions and expenses payable by the Company.

(5) SUBSEQUENT EVENTS

         On September 26, 2000, the Company announced that it entered into a definitive agreement to acquire Synet Service Corporation ("Synet"), a Minneapolis-based network and systems management consulting firm. On October 16, 2000, the acquisition was completed in a transaction accounted for as a purchase. In connection with this transaction, the Company issued approximately 2.2 million shares of its common stock and paid approximately $8.4 million in exchange for all of the outstanding stock and options of Synet. The Company filed a Form 8-K on October 31, 2000 relating to this transaction.

         On October 18, 2000, the Company announced that it entered into a definitive agreement to acquire Global Integrity Corporation ("Global Integrity"), a wholly-owned subsidiary of Science Applications International Corporation ("SAIC"), in a stock and cash transaction valued at approximately $100 million (as of the date of the Agreement), including up to $14 million of additional value if certain performance conditions are achieved in calendar year 2001. Global Integrity provides information security services to Fortune 100 and Global 100 corporations. The Company anticipates closing the acquisition prior to December 31, 2000.

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

                  In April 2000, we consummated a follow-on public offering for
3.8 million shares of our common stock, of which 1.0 million shares were offered by the Company resulting in net proceeds of approximately $39.8 million after deducting underwriter discounts and commissions, and expenses as payable by us.

                  In October 2000, we acquired Synet Service Corporation for approximately 2.2 million shares of the Company's common stock and $8.4 million in cash. The acquisition was accounted for as a purchase.

                  In October 2000, the Company entered into a definitive agreement to acquire Global Integrity Corporation for an aggregate purchase price of approximately $100 million, including up to $14 million of additional value if certain performance conditions are achieved in calendar year 2001. The acquisition will be accounted for as a purchase.

                  We anticipate that our depreciation and amortization expenses will significantly increase as a result of the accounting treatment of the Synet and Global Integrity acquisitions.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

                  REVENUES. Revenues increased 75.1% to $24.7 million in the three months ended September 30, 2000 from $14.1 million in the three months ended September 30, 1999. Revenues from professional services increased 74.4% to $23.8 million in the three months ended September 30, 2000 from $13.6 million in the three months ended September 30, 1999. This increase was primarily due to an increase in the number of professional services projects and an increase in the size of the projects. Revenues from hardware and software sales increased 96.2% to $913,000 in the three months ended September 30, 2000 from $465,000 in the three months ended September 30, 1999. This increase was primarily due to an increase in client requests for hardware and software, mainly due to an increase in the number of professional services projects. During the three months ended September 30, 2000, ICG, Inc. and its affiliates and BellSouth Corporation accounted for 13.6% and 11.6%, respectively, of our revenues. The number of our billable consultants increased to 409 as of September 30, 2000 from 263 as of September 30, 1999.

                  GROSS PROFIT. Gross profit increased 76.8% to $11.9 million in the three months ended September 30, 2000 from $6.8 million in the three months ended September 30, 1999. As a percentage of revenues, gross profit decreased to 48.1% in the three months ended September 30, 2000 from 48.2% in the three months ended September 30, 1999. Cost of revenues increased to $12.8 million in the three months ended September 30, 2000 from $7.3 million in the three months ended September 30, 1999. This increase in cost of revenues was due primarily to an increase in compensation and benefits paid to consultants.

                  SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 30.7% to $3.2 million in the three months ended September 30, 2000 from $2.4 million in the three months ended September 30, 1999. As a percentage of revenues, sales and marketing expenses decreased to 12.8% in the three months ended September 30, 2000 from 17.2% in the three months ended September 30, 1999. The increase in absolute dollars was primarily due to an increase of $297,000 in commissions paid due to an increase in revenues, an in crease of $272,000 in compensation and benefits paid due to the hiring of additional personnel and an increase of $176,000 in sales and marketing efforts.

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 47.6% to $7.0 million in the three months ended September 30, 2000 from $4.7 million in the three months ended September 30, 1999. As a percentage of revenues, general and administrative expenses decreased to 28.2% in the three months ended September 30, 2000 from 33.4% in the three months ended September 30, 1999. The increase in absolute dollars was primarily due to an increase of $817,000 in compensation and benefits paid due to the hiring of additional personnel and increased recruiting efforts, an increase of $729,000 in facilities and equipment reflecting the continued investment in our infrastructure, and an increase of $698,000 in professional services and other administrative costs.

                  DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 95.1% to $666,000 in the three months ended September 30, 2000 from $341,000 in the three months ended September 30, 1999. This increase was due to purchases of additional computer equipment to support our growth and amortization of intangibles of $213,000 associated with the acquisition of Network Resource Consultants and Company.

                  NONCASH COMPENSATION EXPENSE. During 1999, we granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock. This will result in noncash compensation expense over the period that these specific options vest. During the three months ended September 30, 2000 and 1999, we recorded approximately $19,000 of noncash compensation expenses related to these options.

                  OTHER INCOME (EXPENSE). Other income increased to $2.1 million in the three months ended September 30, 2000 from $25,000 in the three months ended September 30, 1999. This increase was primarily due to an increase in interest income related to net proceeds from both our initial and secondary public offerings, which proceeds were invested in interest-bearing cash equivalents and marketable securities.

                  INCOME TAXES. For the three months ended September 30, 2000, the income tax provision was $1.3 million on U.S. pre-tax income of $3.0 million. For the three months ended September 30, 1999, the income tax benefit was $55,000 on U.S. pre-tax losses of $236,000. The difference in the effective tax rates relates to the provision for a valuation allowance against net operating losses of our foreign subsidiaries and an increase in expenses not deductible for tax purposes.

Nine Months Ended September 30, 2000 and 1999

                  REVENUES. Revenues increased 83.0% to $67.1 million in the nine months ended September 30, 2000 from $36.7 million in the nine months ended September 30, 1999. Revenues from professional services increased 85.4% to $64.7 million in the nine months ended September 30, 2000 from $34.9 million in the nine months ended September 30, 1999. This increase was primarily due to an increase in the number of professional services projects and an increase in the size of the projects. Revenues from hardware and software sales increased 34.9% to $2.4 million in the nine months ended September 30, 2000 from $1.8 million in the nine months ended September 30, 1999. This increase was primarily due to an increase in client requests for hardware and software, mainly due to an increase in the number of professional services projects. During the nine months ended September 30, 2000, ICG, Inc. and its affiliates accounted for 12.2% of our revenues. The number of our billable consultants increased to 409 as of September 30, 2000 from 263 as of September 30, 1999.

                  GROSS PROFIT. Gross profit increased 78.7% to $32.3 million in the nine months ended September 30, 2000 from $18.1 million in the nine months ended September 30, 1999. As a percentage of revenues, gross profit decreased to 48.1% in the nine months ended September 30, 2000 from 49.3% in the nine months ended September 30, 1999. This decrease in gross profit margin was due to a reduction in the utilization rate to 76.9% for the nine months ended
September 30, 2000 from 84.5% for the nine months ended September 30, 1999, partially offset by an increase in average billing rates. Cost of revenues increased to $34.8 million in the nine months ended September 30, 2000 from $18.6 million in the nine months ended September 30, 1999. This increase in cost of revenues was due primarily to an increase in compensation and benefits paid to consultants.

                  SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of compensation and benefits, travel expenses and promotional expenses. Sales and marketing expenses increased 53.4% to $8.9 million in the nine months ended September 30, 2000 from $5.8 million in the nine months ended September 30, 1999. As a percentage of revenues, sales and marketing expenses decreased to 13.3% in the nine months ended September 30, 2000 from 15.9% in the nine months ended September 30, 1999. The increase in absolute dollars was primarily due to an increase of $1.3 million in compensation and benefits paid due to the hiring of additional personnel, an increase of $1.1 million in commissions paid due to an increase in revenues and an increase of $755,000 in sales and marketing efforts.

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 55.7% to $18.8 million in the nine months ended September 30, 2000 from $12.1 million in the nine months ended September 30, 1999. As a percentage of revenues, general and administrative expense decreased to 28.1% in the nine months ended September 30, 2000 from 33.0% in the nine months ended September 30, 1999. The increase in absolute dollars was primarily due to an increase of $2.7 million in professional services and other administrative costs, an increase of $2.1 million in compensation and benefit costs due to the hiring of additional personnel and increased recruiting efforts, and an increase of $1.9 million in facilities and equipment costs reflecting the continued investment in our infrastructure.

                  DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 176.3% to $1.8 million in the nine months ended September 30, 2000 from $653,000 in the nine months ended September 30, 1999. This increase was due to purchases of additional computer equipment to support our growth and amortization of intangibles of $640,000 associated with acquisition of Network Resource Consultants and Company.

                  NONCASH COMPENSATION EXPENSE. During 1999, we granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock. This will result in noncash compensation expense over the period that these specific options vest. During the nine months ended September 30, 2000, we recorded approximately $57,000 of noncash compensation expense related to these options compared to $29,000 for the nine months ended September 30, 1999.

                  OTHER INCOME (EXPENSE). Other income increased to $5.2 million in the nine months ended September 30, 2000 from $23,000 in the nine months ended September 30, 1999. This increase was primarily due to an increase in interest income related to net proceeds from both our initial public and secondary offerings, which proceeds were invested in interest-bearing cash equivalents and marketable securities.

                  INCOME TAXES. For the nine months ended September 30, 2000, the income tax provision was $3.4 million on a pre-tax income of $7.9 million. For the nine months ended September 30, 1999, the income tax provision was $306,000 on pre-tax U.S. income of $590,000. The U.S. effective tax rate was 43.7% and 51.8% during the nine months ended September 30, 2000 and 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations through borrowings under short-term credit facilities, the sale of equity securities and cash flows from operations. As of September 30, 2000, we had approximately $124.9 million in cash and cash equivalents. In April 2000, we completed a follow-on public offering of 1.0 million shares of our common stock and received net proceeds of approximately $39.8 million, after deducting underwriter discounts and commissions, and expenses as payable by us.

         Net cash provided by operating activities was $3.7 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2000, we received a tax benefit of approximately $8.8 million related to the exercise of non-qualified stock options by employees. The positive cash flow provided by operating activities is offset by an increase of approximately $6.1 million in accounts receivable.

         Our capital expenditures were $5.5 million for the nine months ended September 30, 2000. Capital expenditures related to leasehold improvements for our new corporate office and purchases of computer equipment and office furniture.

         Subsequent to September 30, 2000, we paid approximately $8.4 million in cash in connection with our acquisition of Synet Service Corporation. We expect to pay up to approximately $42.5 million in cash in connection with our acquisition of Global Integrity Corporation, including up to an additional $14 million if certain performance conditions are achieved in calendar year 2001.

         We have a demand loan facility, secured by a lien on all our assets, under which we may borrow up to the lesser of $10.0 million or 80.0% of eligible accounts receivable. Amounts outstanding under the facility bear interest at a rate of 11.25% per annum. As of September 30, 2000, there were no amounts outstanding under the facility.

RISK FACTORS

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

Because most of our revenues are generated from a small number of clients, our revenues are difficult to predict and the loss of one client could significantly reduce our revenues

                  During the nine months ended September 30, 2000, ICG, Inc. and its affiliates accounted for 12.2% of our revenues. Our five largest clients accounted for 40.9% of our revenues for the nine months ended September 30, 2000. For the year ended December 31, 1999, our five largest clients accounted for 45.8% of our revenues. If one of our major clients discontinues or significantly reduces the use of our services, we may not generate sufficient revenues to offset this loss of revenues and our net income will decrease. In addition, the non-payment or late payment of amounts due from a major client could adversely affect us. The Company has not performed any additional work for ICG, Inc. and its affiliates since October 31, 2000 and does not anticipate performing additional work in the future. As of September 30, 2000, the accounts receivable from ICG, Inc. and its affiliates was approximately $3.6 million, which related to work performed in July through September 2000. An additional $375,000, approximately, was billed in October 2000 for work performed in July through September 2000 and approximately $36,000 was billed in October 2000 for work performed in October 2000. On November 14, 2000, ICG, Inc. filed for federal bankruptcy protection, which creates significant uncertainty regarding our ability to collect the outstanding accounts receivables due from them. Our inability to collect accounts receivable due from ICG on a timely basis, or at all, could adversely effect our earnings in the quarter during which we would have to write off these receivables. In addition, recent payments received by us from ICG may be subject to a challenge under federal bankruptcy laws. This could in turn result in a decline in the price of our Common Stock.

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

     - the utilization of our workforce;

     - the ability of our clients to meet their payments obligations to us; and

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

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects

                  We derive a substantial portion of our revenues from fixed-price projects. For the year ended December 31, 1999 and the nine months ended September 30, 2000, fixed-price projects accounted for 35.0% and 44.2% of our revenue, respectively. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed the price, which could result in a loss on the project and a decrease in net income. Further, the average size of our contracts has increased in recent quarters, resulting in a corresponding increase in our exposure to the financial risks of fixed-price engagements. We recognize revenues from fixed-price projects based on our estimate of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on a fixed-price project may not accurately reflect the final results of the project and we would be required to record an expense for these periods equal to the amount by which our revenues were previously overstated.


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


                    Risks Related to Our Strategy and Market

We may have difficulty managing our expanding operations, which may harm our business

                  A key part of our strategy is to grow our business; however, our rapid growth has placed a significant strain on our managerial and operational resources. From January 1, 1997 to September 30, 2000, our staff increased from approximately 123 to approximately 556 employees. To manage our growth, we must continue to improve our financial and management controls, reporting systems and procedures, and expand and train our work force. We may not be able to do so successfully.


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

Our acquisition of Synet Service Corporation and Global Integrity Corporation may not result in the benefits we anticipate from a combined company

                  We recently consummated our acquisition of Synet Service Corporation and also entered into an agreement to acquire Global Integrity Corporation. The integration of Synet and Global Integrity into our operations presents us with significant financial, managerial and operational challenges and may:

          -    divert management attention form running our existing business;

          - require us to expend resources integrating different technologies and cultures; and

          -    strain our financial reporting systems and procedures.

                  The acquisitions may not result in the benefits we anticipate from the combined company and may underperform relative to our expectations, including with respect to increased business opportunities and economies of scale, and the retention of personnel from the acquired companies. Moreover, the acquisitions will require us to amortize additional goodwill in our financial statements, leading to an adverse effect on our operating results.

Failure to complete the acquisition of Global Integrity could negatively affect our operating results and our ability to enter into alternative transactions

                  If the acquisition of Global Integrity is not completed for any reason, we may experience a number of adverse consequences, including the following:

          - the price of our common stock may decline to an extent that the current market price of our common stock reflects an assumption that the merger will be completed;

          - an adverse reaction from investors and potential investors may reduce our future financing opportunities; and

          - the parties' costs related to the merger, including legal and accounting fees, must be paid even if the merger is not completed and we have agreed in specified instances, to pay a portion of Global Integrity's expenses.

                    If the merger is terminated and we determine to seek another merger or business combination, there can be no assurance that it will be able to find a partner at an attractive price.


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


Acquisitions, including those already consummated, involve a number of risks, including:

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


Our international expansion efforts, which are a key part of our growth strategy, may not be successful

                  We expect to expand our international operations and international sales and marketing efforts. In January 1999, we commenced operations in England. In addition, in August 1999, we acquired Network Resource Consultants and Company, a network consulting company based in The Netherlands. Additionally, Synet Services Corporation has a German subsidiary and Global Integrity Corporation has existing operations in England and Japan. We have had limited experience in marketing, selling and distributing our services internationally. We may not be able to maintain and expand our international operations or successfully market our services internationally. Failure to do so may negatively affect our business, as well as our ability to grow.


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

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders

                  Our directors, executive officers and affiliates currently beneficially own approximately 41.1% of the outstanding shares of our common stock. Accordingly, these stockholders will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Currency Rate Fluctuations

         To date, our results of operations have not been impacted materially by inflation in the U.S., England or The Netherlands. Although most of our revenues and operating expenses are denominated in U.S. dollars, a percentage of our revenues and operating expenses are earned and incurred in foreign currencies, respectively. As a result, our revenues and expenses may be impacted by fluctuations in these currencies and the value of these currencies relative to the U.S. dollar. In addition, a portion of our monetary assets and liabilities and operating expenses are held overseas. Therefore, we are exposed to foreign currency exchange risks. However, such revenues, operating expenses, assets and liabilities did not comprise a material portion of the Company's amounts. As a result, we have not tried to manage our exposure to exchange rate fluctuations by using hedging transactions. However, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

Market Risk

         The Company's accounts receivable are subject, in the normal course of business, to collection risks. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, the Company has recorded an allowance for doubtful accounts of approximately $881,000 and $568,000 as of September 30, 2000 and December 31, 1999, respectively.

Interest Rate Risk

         The Company's investments are classified as cash and cash equivalents with original maturities of three months or less. The Company's short-term investments are in bonds that have fixed interest rates at the time of purchase. Therefore, changes in the market's interest rates do not significantly affect the carrying value of our cash equivalents or short-term investments as recorded by the Company

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, we are not a party to any material legal proceedings.

                   In an action entitled Art Eckert vs. Predictive Systems, Inc., in October 1999, a former employee commenced an action against us in New York Supreme Court (Putnam County) seeking damages for various claims relating to his employment. The former employee is claiming damages totaling approximately $16 million. We have filed an answer to the former employee's claims, denying all of his material allegations and interposing several affirmative defenses and are now conducting discovery. We believe that these claims are without merit and intend to continue to vigorously defend ourselves against them.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 27, 2000, the SEC declared effective the Registration Statement on Form S-1, SEC Registration Number 333-84045 for our public offering of common stock in the United States (the "Offering"). We realized net proceeds of approximately $75.1 million from the Offering. Since that time we have not used any of the proceeds from the Offering.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                 NONE

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 NONE

         ITEM 5. OTHER INFORMATION

                 NONE

         ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

              (a)   The following exhibits are filed as part of this report:

                     2.1 Agreement and Plan of Reorganization, dated October 17,
                         2000, by and among the Registrant, Grape Acquisition Corporation, Global Integrity Corporation and Science Applications Corporation.
                    10.1 Deed of Lease, dated July 2000, between Northwest
                         Federal Credit Union and the Registrant.

                    10.2 Second Amendment of Lease, dated May 15, 2000,
                         between Polestar Fifth Property Associates LLC and the Registrant.
                    27.1 Financial Data Schedule.

              (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

         ITEM 7.  SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PREDICTIVE SYSTEMS, INC.
                            (Registrant)


Date: November 14, 2000        /s/ RONALD G. PETTENGILL, JR.
                            -----------------------------------------
                            Name: Ronald G. Pettengill, Jr.
                            Title: Chief Executive Officer
                                   (principal executive officer)


Date: November 14, 2000        /s/ GERARD E. DORSEY
                            ------------------------------------------
                             Name: Gerard E. Dorsey
                             Title: Chief Financial Officer
                                    (principal accounting and financial officer)