Form 10-K405
period 2000-12-31
PREDICTIVE SYSTEMS INC
filed 2001-04-02
CIK 727489

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------

                                  FORM 10-K405


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000
                              --------------------

                        Commission file number 000-30422

                            PREDICTIVE SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

      DELAWARE                      7371                       13-3808483
(State of incorporation)   (Primary Standard Industrial     (I.R.S. Employer
                               Classification Code)       Identification Number)

                              --------------------

                          417 Fifth Avenue, 11th Floor
                            New York, New York 10016
                                 (212) 659-3400
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)
                              --------------------

        Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock Par
                             Value $0.001 Per Share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

   The aggregate market value of voting stock held by non-affiliates of the registrant as of March 16, 2001 was $45,022,127 (based on the last reported sale price on the NASDAQ National Market on that date).

   The number of shares outstanding of the registrant's common stock as of March 16, 2001 was 35,640,109.
                              --------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Portions of the Registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.


===============================================================================

                               TABLE OF CONTENTS


                                                                         Page
                                                                       ---------
PART I
   Item 1.    Business. ...........................................        3
   Item 2.    Properties ..........................................       21
   Item 3.    Legal Proceedings. ..................................       21
   Item 4.    Submission of Matters to a Vote of Security Holders.        21
PART II
   Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters.................................       22
   Item 6.    Selected Consolidated Financial Data ................       23
   Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations. ................       24
   Item 7A.   Quantitative and Qualitative Disclosures about
Market Risk. ......................................................       33
   Item 8.    Financial Statements and Supplementary Data. ........       34
   Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure .................       34
PART III
   Item 10.   Directors and Executive Officers of the Registrant. .       35
   Item 11.   Executive Compensation. .............................       35
   Item 12.   Security Ownership of Certain Beneficial Owners and
               Management..........................................       35
   Item 13.   Certain Relationships and Related Transactions. .....       35
   Item 14.   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.........................................       35
SIGNATURES. .......................................................       39
INDEX TO EXHIBITS. ................................................       S-1

                                     PART I


Item 1. Business

   From time to time, we may, through our management, make forward-looking public statements in press releases or other communications, such as statements concerning then expected future revenues or earnings or alliances, product development, and commercialization, as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended, in press releases, or in oral statements made with the approval of an authorized executive officer. The words or phrases "believe," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995.

   We wish to caution readers not to place undue reliance on these forward-looking statements which speak only as of the date on which they are made. Various factors including those set forth under the section entitled "Risk Factors," could affect our financial or other performance, and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement.

   We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstatnces after the date of such statements or to reflect the occurrence of anticipated or unanticipated events which may cause management to reevaluate such forward-looking statements.

 Overview

   We are a leading independent network infrastructure consulting company focused on helping service providers and global enterprises harness the power of network technology. Specifically, we design, manage and secure network and technology infrastructures that continuously deliver measurable business results for our clients. Our BusinessFirst(TM) approach ensures that our solutions not only meet clients' business goals, but also deliver quantifiable results. With BusinessFirst, we can offer fixed-price, fixed-time engagements that baseline a client's environment, prioritize a client's goals and deliver business-driven solutions.

   We use two complementary approaches to network infrastructure solutions. Our Consulting Services division gives clients a comprehensive range of offerings that deliver both breadth and depth of expertise across six practices. In addition, we deliver managed security services to clients through our Global Integrity(TM) Managed Services division which allow our clients to outsource their network security needs and are generally provided on an annual subscription basis.

 Industry Background

   As an independent service provider, we provide our clients with unbiased expertise that enables the design, implementation and management of optimal technology solutions. We provide our services on either a project outsource or collaborative consulting basis. Our project outsource services are based on and measured against mutually agreed upon service offerings and provide our clients with certainty of costs, delivery time and project scope. Our collaborative consulting services enable our clients to utilize our extensive expertise in order to extend their internal capabilities and to access our methodologies. Our consultants are organized into the following practice areas, which cover the cornerstones of network technology: network design and engineering; network and systems management; integrated customer service; performance management; Global Integrity information security; and business integration services. This structure enables our consultants to gain in-depth expertise and become intimately familiar with the best practices and methodologies identified within each of those disciplines.

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

   The growth in network-dependent activities requires complex network infrastructure solutions that integrate a variety of systems and technologies from multiple vendors. The rapid pace of change in networking technology has further increased the complexity of designing and implementing these network solutions. As competing hardware and software companies develop applications to more effectively and efficiently manage increasing volumes of information, rapid adoption of new technologies is required for businesses to remain competitive. Accordingly, the demand for experienced professionals that can assist businesses in designing, implementing, managing and monitoring complex network solutions has increased dramatically.

   As a result of demand for professionals with networking expertise, it has become increasingly difficult for businesses to attract and retain dedicated internal information technology resources. In response, many businesses are focusing on their core competencies and outsourcing their network management needs to third-party service providers. Consequently, the demand for network consulting and integration services has grown dramatically. International Data Corporation, a market research organization, estimates that the worldwide market for these services will grow from $15.6 billion in 1999 to $32.8 billion by 2004. There are many third-party service providers, including network equipment vendors, systems integrators, value-added resellers and network consulting companies, seeking to capitalize on this growth.

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

 The Predictive Solution

   We are a leading network infrastructure consulting company, committed to building fast, reliable and secure networks and providing efficient, effective customer-based infrastructure management solutions for our clients. We are dedicated to understanding both prevalent and cutting-edge technologies to provide us with relevant and specific technical knowledge. We believe that our success to date has been largely attributable to the following key characteristics of our service offerings:

   Quantitative Business Analysis. Using our proprietary quantifiable Business Analysis methodology, we can demonstrate the business value of technology solutions in specific and measurable terms, thereby enabling our clients to incorporate objective and quantifiable analysis into their technology investment decisions. We utilize widely accepted principles of risk analysis and mitigation used by the insurance and financial services industries to assess our client's technology environment. We provide our clients with a detailed analysis of the financial benefit of a project by quantifying factors such as business risks, total cost of ownership and operational efficiency. As a result, our clients can gain a clear understanding of the benefits that they will derive from their network technology investments and a measure of certainty about how their technology investments will be translated into tangible and measurable improvements to their business processes.

   Fixed-Price, Fixed-Time Engagement Model. We provide our clients with a service delivery model that is designed to enhance their ability to cost-effectively leverage our expertise. When engaged on a project outsource basis, we work with our clients to mutually define a fixed scope of work at the beginning of the project that is tailored to the clients' specific needs and therefore, modified from engagement to engagement. We then deliver the services for a fixed fee, in a fixed period of time with a fixed set of deliverables.

   In-Depth Network Infrastructure Expertise. Our consultants are organized into practice areas which cover the cornerstones of network infrastructure: network design and engineering; network and systems management; integrated customer service; performance management; Global Integrity information security; and business integration services. This enables our consultants to gain in-depth expertise and become intimately familiar with the best practices within each of those disciplines. More importantly, it enables us to leverage the knowledge base within each practice group to provide our clients with cross-functional teams of consultants that are better equipped to address their varying needs in a coordinated and efficient manner.

 Strategy

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

   Further Increase Our Industry Expertise. We intend to continue to expand the scope of our industry expertise in order to further penetrate the markets in which we serve. We believe our expertise in specific industries considerably enhances our ability to help companies within those industries gain competitive advantage by improving the performance and utility of their networks. We have significant experience within the financial services, communication services, and Internet and electronic commerce industries. In each of these markets, we employ industry experts, pursue targeted sales and marketing opportunities and develop industry-specific service offerings. We intend to expand into other industries which we believe will be well suited to our services.

   Expand in Existing and New Geographic Markets. We intend to expand our presence in the geographic markets we currently serve and to enter new markets. We believe that building a critical mass of highly-qualified consultants and establishing a multi-national presence through both internal growth and acquisitions will provide us with a substantial competitive advantage. We currently offer our services through a network of offices in 12 states throughout the United States and in England, Germany, The Netherlands and Japan. We intend to continue to pursue strategic acquisitions to gain access to new geographic markets, additional talented professionals, and network management tools and methodologies.

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

 Services

   For our Consulting Services division, consultants are organized into six practice areas. Although many of our consultants are cross-skilled in a variety of technologies and many technologies span multiple practice areas, each practice area represents an aspect of network technology important enough to warrant specialization.

   These six practice areas are:

   o network design and engineering;

   o network and systems management;

   o integrated customer service;

   o performance management;

   o Global Integrity information security; and

   o business integration services.

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

   Network Design and Engineering. Our network design and engineering practice is dedicated to helping our clients plan, implement and operate mission-critical global networks. We have created a team of seasoned professionals from three major industry training grounds - service providers, network equipment vendors and Fortune 500 end users. Using their specialized technical skills and real-world industry experience, our network consultants innovate network solutions that provide our clients with a measurable competitive advantage.

   The following table lists some of the services provided by our network design and engineering practice area:

                     Service                                            Description
- -------------------------------------------------    -------------------------------------------------

Design, Planning and Implementation..............    Design and implement core backbones and campus
                                                     networks. The services include core backbone
                                                     design, campus network design, disaster recovery
                                                     strategies, protocol transition services and
                                                     project management.

Advanced Technology Migration....................    Assists clients in planning new network services
                                                     or upgrading existing services. The services
                                                     include technology impact studies, technology
                                                     evaluation and testing, failure analysis,
                                                     performance analysis and network management
                                                     analysis.

Multiservice Assessments.........................    Assesses ability of clients' network
                                                     infrastructure to support a multiservice or
                                                     converged (voice/video/data) network. Evaluate
                                                     potential convergence solutions and perform
                                                     detailed technology and cost-benefit analyses
                                                     before recommending a particular solution to a
                                                     client.

Addressing, DNS and Routing......................    Designs and implements Internet Protocol address
                                                     schemes required for a client to connect to the
                                                     Internet. The service also implements management
                                                     technologies to administer the Internet Protocol
                                                     addresses used within an organization.

Virtual Private Network and Access Solutions.....    Designs and deploys secure, high-performance
                                                     remote access and virtual private network
                                                     solutions to allow clients, their employees,
                                                     supply-chain partners and other business partners
                                                     to access information remotely.


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

   The following table lists some of the services provided by our network and systems management practice area:

                     Service                                            Description
- -------------------------------------------------    -------------------------------------------------

Enterprise Management Assessment.................    Provides a comprehensive overview of a client's
                                                     enterprise management center with the goal of
                                                     consolidation, integration and simplicity of
                                                     operations. Develops recommendations to align the
                                                     enterprise management center with the needs of
                                                     the client's organization.

IT Management Center Engineering.................    Assists clients in developing and deploying
                                                     enterprise management centers. Develops technical
                                                     specifications, working prototypes and then
                                                     implements the solution.

Event Correlation and Root Cause Analysis........    Provides methodology and tools for quickly and
                                                     efficiently pinpointing the location of the core
                                                     problems behind network faults so that they can
                                                     be resolved.

IT Service Definition/Measurement................    Establishes service definitions and instruments
                                                     the measurement of service level agreements
                                                     within the enterprise structure.

Technology and Process Integration...............    Designs and documents the processes and
                                                     procedures required to operate technology
                                                     infrastructure.

Acute Problem Diagnosis and Triage...............    Identifies root causes and provides resolution
                                                     for acute network performance problems.

   Integrated Customer Service. Our integrated customer service practice helps organizations build proactive, customer-focused service centers that handle all types of customer inquiries and drive service management. Our solutions combine a variety of management disciplines, including call and problem management and customer fulfillment, asset management, knowledge management and service management.

   The following table lists some of the services provided by our integrated customer service practice area:

                     Service                                            Description
- -------------------------------------------------    -------------------------------------------------

Call Center/Help Desk Assessment.................    Assesses a clients' Call Center and/or IT Help
                                                     Desk. Identifies and prioritizes solutions that
                                                     will lower costs and enable clients to
                                                     effectively support technology.

Asset Management Assessment......................    Assess clients' asset management systems.
                                                     Analyzes current documentation and reports and
                                                     makes recommendations that enable clients to
                                                     effectively manage IT assets throughout the
                                                     lifecycle.

Rapid Analysis and Planning Session..............    1-2 day working session with key personnel and
                                                     Predictive consultants to discuss issues and
                                                     develop solutions to specific infrastructure
                                                     management issues.

E-Infrastructure Management Architect Design.....    Evaluates client's current infrastructure
                                                     management process and technology and delivers an
                                                     infrastructure architect blueprint. Produces an
                                                     e-infrastructure management architecture and
                                                     transition plan.

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

   The following table lists some of the services provided by our performance management practice area:

                     Service                                            Description
- -------------------------------------------------    -------------------------------------------------

Network Baselining...............................    Collects data in order to establish a baseline of
                                                     network resource utilization. The baseline is
                                                     then used as a comparison against future trends.

Capacity Planning................................    Assists clients in understanding the capacity and
                                                     network resource constraints that exist within
                                                     their network with sufficient advance warning to
                                                     enable them to add capacity before user
                                                     performance is affected.

Network Modeling.................................    Models a network environment so that new
                                                     configuration and new application deployment
                                                     scenarios can be simulated before going into
                                                     production.

Application Impact Studies.......................    Analyzes how an application uses network
                                                     resources to predict response times that users
                                                     will experience when the application is deployed.
                                                     Recommends improvements that enable the
                                                     application to maximize network resources.

Network Usage-Based Billing......................    Assists clients' transition from a flat-rate
                                                     billing model to a usage-based billing model for
                                                     buying network services.

Acute Problem Diagnosis and Triage...............    Identifies root causes and provides resolution
                                                     for acute network performance problems.

   Global Integrity Information Security. Our Global Integrity Information Security practice is focused on protecting the confidentiality, integrity and availability of all data and systems on our clients' networks. Our information security consultants have practical experience with a wide array of advanced security technologies, as well as the social and procedural aspects of security. By translating the complexities of information security into understandable terms such as risks, costs and benefits, we enable our clients to make clear and informed decisions about protecting their information assets.

   The following table lists some of the services provided by our Global Integrity Information Security practice area:

                     Service                                            Description
- -------------------------------------------------    -------------------------------------------------

Assessment.......................................    Verifies the implementation and effectiveness of
                                                     clients' security policies by reviewing and
                                                     testing their policies, employee awareness,
                                                     perimeter security and response team readiness.

Ethical Hacking..................................    Attacks a client's network infrastructure and
                                                     applications in order to determine how they might
                                                     be penetrated by a hacker.

Infrastructure Security..........................    Design and implement security systems using
                                                     custom configured products to enforce clients'
                                                     specific information security policies.

Product Testing..................................    Perform comprehensive testing on a product in
                                                     order to gauge its security.

Forensics........................................    Provides a response team which contains damage
                                                     and repels attacks. Restores operational
                                                     consistency of the client's systems, maintains
                                                     evidence, provides forensic and investigative
                                                     services to locate the source of the problem and
                                                     facilitate changes to the security systems to
                                                     prevent recurrence of the problem.


   Business Integration Services. Our Business Integration Services practice integrates sound business knowledge and methodologies with the technical depth of our other services to achieve meaningful results. Our business integration services consultants have in-depth knowledge of specific industries and combine this knowledge with business process skills in order to maximize the benefits that our clients realize from their technology infrastructure.

   The following table lists some of the services provided by business integration services practice area:

                     Service                                            Description
- -------------------------------------------------    -------------------------------------------------

Business Process and Workflow Assessment.........    Allows clients to document, review and approve
                                                     the business and technical processes needed to
                                                     achieve their strategic business goals. Provides
                                                     a set of tactical recommendations that provide a
                                                     strategic roadmap.

Business Continuity Planning.....................    Integrates the business, operations and
                                                     information technology interests of clients to
                                                     ensure a successful business continuity planning
                                                     program.

Enterprise Management Business Impact Analysis...    Provides a statistical model that illustrates the
                                                     business costs, in lost revenue, productivity or
                                                     labor costs to recover from network outages or
                                                     service interruptions. This model clearly
                                                     quantifies the business impact of investments in
                                                     technology solutions.

 Managed Security Services

   Our Global Integrity managed services division provides sophisticated, adaptive managed security services. These services include:

   o Monitoring - monitoring firewalls and intrusion detection systems for suspicious activity;

   o Response - responding to crisis' when a client is under siege, applying cyberforensic techniques to identify perpetrators and delivering cyber litigation support for prosecution;

   o Threat Advisory (ISAC) - our Information Sharing and Analysis Centers
     (ISAC) provide industry-specific bureau, and corporate forums for collecting, analyzing, and distributing cutting-edge information about threats, vulnerabilities and attacks; and

   o Intelligence - our Open Source Intelligence (OSI) program provides client-specific in-formation impacting brand, operations and security posture;

 Clients

   We have provided professional network services to a variety of clients across a broad range of industries, including:

    Bear Stearns                CSFBdirect                  Worldcom
    Bell Atlantic               CTC Communications          Navisite
    BellSouth                   Deutsche Bank               Pepsi
    British Telecom             Exodus Communications       Pershing
    Cable & Wireless            Fidelity Investments        Pfizer
    Cignal Global Comm.         First Union                 Qwest
    Cisco                       Fleet Bank                  SIAC
    Comdisco                    iBEAM Broadcasting          UUNET

Sales and Marketing

   We have developed direct and indirect sales channels for the sale of our services. To facilitate our direct sales effort we have developed the infrastructure necessary to capture and track the major sales indicators through the sales cycle. Additionally, a significant amount of time and effort has been and will continue to be invested in the development of tools, training materials and training for sales and technical personnel. We have developed a number of strategic relationships, including alliances with Cisco Systems and BellSouth. Under these relationships, our partners recommend or directly resell our services to their clients, including our consulting services on a project outsource basis. For example, we serve as BellSouth's preferred provider of network consulting for their business customers. Companies can contact BellSouth as the single point of accountability for their e-business needs, reducing the investment in time and resources needed to implement effective solutions. We intend to continue to expand the scope of these relationships and to develop new strategic alliances to further broaden the indirect sales channel for our services.

 Human Resources

   We seek to attract, train, retain and deliver the highest level of technical talent. We believe that our proactive approach gives us a strong competitive edge in the marketplace and a scalable, consistently high standard of service delivery. As of February 28, 2001, we had 610 full-time employees.

   Recruiting. Our success is dependent in part on attracting and retaining talented and motivated personnel at all levels. Accordingly, we invest significant resources in our recruiting efforts. We have a proactive recruiting philosophy and believe in a broad-based model for attracting candidates.

   Corporate Culture. Our dynamic corporate culture is shaped by our view of employees as investors because they choose to invest their talents, skills, time and energy into our organization. This mindset is critical to our ability to attract and retain professional staff at a time when information technology professionals are in high demand. We have instituted a very competitive benefits package for all employees and have developed policies that ensure that we continue to address our employees' professional development and satisfaction. We strive to maintain our relaxed and supportive workplace despite our rapid growth and expansion.

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

Because most of our revenues are generated from a small number of clients, our revenues are difficult to predict and the loss of one client could significantly reduce our revenues

   During the year ended December 31, 2000, BellSouth accounted for 10.2% of our revenues. Our five largest clients accounted for 37.8% of our revenues for the year ended December 31, 2000. For the year ended December 31, 1999, our five largest clients accounted for 45.8% of our revenues. Recently, a number of our clients have significantly reduced their information technology and network consulting expenditures. If one of our major clients discontinues or significantly reduces the use of our services, we may not generate sufficient revenues to offset this loss of revenues and our net income will decrease. In addition, the non-payment or late payment of amounts due from a major client could adversely affect us.

We may not be able to hire a Chief Executive Officer, which could interrupt our business and adversely affect our growth

   Recently, our Chief Executive Officer, Ronald G. Pettengill, Jr., announced that he was leaving the company. Accordingly, we are engaged in finding his successor. Our business may suffer if we encounter delays in hiring Mr. Pettengill's replacement. In addition, there may be only a limited number of persons with the requisite skills to serve as our Chief Executive Officer and it may become increasingly difficult to hire such a person. If we are unable to hire a Chief Executive Officer, or if we cannot successfully integrate a new Chief Executive Officer into our senior management team, then our ability to manage our company, effectively deliver our services and carry out our business plan may be impaired.

Our clients may terminate their contracts with us on short notice

   Our services are often delivered pursuant to short-term arrangements and most clients can reduce or cancel their contracts for our services without penalty and with little or no notice. If a major client or a number of small clients terminate our contracts or significantly reduce or modify their business relationships with us, we may not be able to replace the shortfall in revenues. Consequently, you should not predict or anticipate our future revenues based upon the number of clients we have currently or the number and size of our existing projects.

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

   o the utilization of our workforce;

   o the ability of our clients to meet their payments obligations to us; and

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

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects

   We derive a substantial portion of our revenues from fixed-price projects. For the years ended December 31, 2000 and 1999, fixed-price projects accounted for 43.2% and 35.0% of our revenue, respectively. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed the price, which could result in a loss on the project and a decrease in net income. Further, the average size of our contracts has increased in recent quarters, resulting in a corresponding increase in our exposure to the financial risks of fixed-price engagements. We recognize revenues from fixed-price projects based on our estimate of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on a fixed-price project may not accurately reflect the final results of the project and we would be required to record an expense for these periods equal to the amount by which our revenues were previously overstated.

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

                    Risks Related to Our Strategy and Market

We may have difficulty managing our expanding operations, which may harm our business

   A key part of our strategy is to grow our business; however, our rapid growth has placed a significant strain on our managerial and operational resources. From January 1, 1997 to December 31, 2000, our staff increased from approximately 123 to approximately 691 employees. To manage our growth, we must continue to improve our financial and management controls, reporting systems and procedures, and expand and train our work force. We may not be able to do so successfully.

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

Our acquisitions of Synet Service Corporation and Global Integrity Corporation may not result in the benefits we anticipate from a combined company

   We recently consummated our acquisition of Synet Service Corporation and Global Integrity Corporation. The integration of Synet and Global Integrity into our operations presents us with significant financial, managerial and operational challenges and may:

   o divert management attention form running our existing business;

   o require us to expend resources integrating different technologies and cultures; and

   o strain our financial reporting systems and procedures.

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

Competition for experienced personnel is intense and our inability to retain key personnel could interrupt our business and adversely affect our growth

   Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. Losing the services of any of these individuals may impair our ability to effectively deliver our services and manage our company, and to carry out our business plan. In addition, competition for qualified personnel in the network consulting industry is intense and we may not be successful in attracting and retaining these personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult to hire these persons. Our business will suffer if we encounter delays in hiring additional personnel.

Our international expansion efforts, which are a key part of our growth strategy, may not be successful

   We expect to expand our international operations and international sales and marketing efforts. In January 1999, we commenced operations in England. In August 1999, we acquired Network Resource Consultants and Company, a network consulting company based in The Netherlands. Additionally, Synet Services Corporation, acquired in October 2000, has a German subsidiary and Global Integrity Corporation, acquired in December 2000, has existing operations in England and Japan. We have had limited experience in marketing, selling and distributing our services internationally. We may not be able to maintain and expand our international operations or successfully market our services internationally. Failure to do so may negatively affect our business, as well as our ability to grow.

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

We may not successfully penetrate the managed services market

   In March 2001, we entered into the managed services market. This is a new market for us and one in which we have not had significant experience. Entering into this market requires a material financial commitment by us. Our efforts in this new market may not be successful. Accordingly, we may lose some or all of the resources we invest in this new market.

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

Our stock price is likely to be highly volatile and could drop unexpectedly

   The market price of our common stock is highly volatile, has fluctuated substantially and may continue to do so. As a result, investors in our common stock may experience a decrease in the value of their common stock regardless of our operating performance or prospects. In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation was often brought against that company. Many technology-related companies have been subject to this type of litigation. We may also become involved in this type of litigation. Litigation is often expensive and diverts management's attention and resources.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders

   Our directors, executive officers and affiliates currently beneficially own approximately 48.7% of the outstanding shares of our common stock. Accordingly, these stockholders will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.

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

                             Additional Information

   We file annual, quarterly and special reports, proxy statements and other information with the Commission. You may read and copy all or any portion of any reports, statements or other information in Predictive's files in the Commission's public reference room at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C., 20549 and at the regional offices of the Commission located at Seven World Trade Center, 13th Floor, New York, New York 10048 and 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. You can request copies of these documents upon payment of a duplicating fee, by writing to the Commission. Please call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. Predictive's Commission filings are also available to you on the Commission's Internet site (http://www.sec.gov).

Item 2. Properties

   Our principal executive offices are located in New York, New York. We also lease office space in California, Colorado, Florida, Georgia, Illinois, Massachusetts, Minneapolis, New Hampshire, New Jersey, North Carolina, Texas, Virginia, England, Germany, The Netherlands and Japan.

   We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

Item 3. Legal Proceedings

   Except as set forth below, we are not a party to any material legal proceedings.

   On October 29, 1999, Art Eckert ("Plaintiff") filed an action against Predictive in which he alleged that Predictive was in breach of an employment agreement between Plaintiff and Predictive. Plaintiff also alleged that Predictive fraudulently induced Plaintiff to enter into this purported employment agreement. Plaintiff seeks to recover damages in excess of $3.2 million with respect to the claim for breach of contract, and damages in excess of $6.0 million with respect to the claim for fraudulent inducement. Predictive filed a motion to dismiss the claim for fraudulent inducement on December 13, 1999. Plaintiff amended the complaint, essentially adding allegations with respect to the claim for fraudulent inducement, and opposing Predictive's motion.

   By Decision and Order filed on July 11, 2000, Judge S. Barrett Hickman, in New York Supreme Court, Putnam County, denied Predictive's motion to dismiss the claim for fraudulent inducement. The case is in the discovery phase and Predictive intends to defend it vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

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


                                                                  High      Low
                                                                 ------   ------
Fourth Quarter 1999 (since October 27, 1999) ................    68.000   28.000
First Quarter 2000 ..........................................    89.000   42.375
Second Quarter 2000 .........................................    48.125   25.125
Third Quarter 2000 ..........................................    40.500   14.875
Fourth Quarter 2000 .........................................   23.3125   6.8125
First Quarter 2001...........................................    9.1875   2.0313


   On March 30, 2001, the last sale price of our common stock reported on the Nasdaq National Market was $2.0313 per share.

 Holders

   As of March 16, 2001, we had approximately 84 holders of record of our common stock.

 Dividends

   We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not intend to pay cash dividends in the foreseeable future.

 Recent Sales of Unregistered Securities

   We have sold and issued the following unregistered securities since January 1, 2000:

     1. On October 16, 2000, we issued 1,922,377 shares of common stock at $11.00 per share and options to purchase 242,459 shares of common stock to the former stockholders and option holders of Synet Service Corporation in connection with our acquisition of Synet in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

     2. On December 14, 2000, we issued 5,240,275 shares of common stock at $8.15 per share, and options to purchase 551,048 shares of common stock to the former stockholders and option holders of Global Integrity Corporation in connection with our acquisition of Global Integrity in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 6. Selected Consolidated Financial Data

   The selected consolidated balance sheet data as of December 31, 2000 and 1999 and the selected consolidated statements of operations data for the years ended December 31, 2000, 1999 and 1998 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 1998, 1997 and 1996 and the selected consolidated statements of operations data for the years ended December 31, 1997 and 1996 have been derived from our consolidated audited financial statements not included in this annual report.

   The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements included elsewhere in this annual report.


                                                                                 Year Ended December 31,
                                                                   --------------------------------------------------
                                                                     2000       1999       1998      1997       1996
                                                                   --------    -------   -------    -------   -------
                                                                          (in thousands, except per share data)
Statement of Operations Data:
Revenues:
 Professional services .........................................   $ 85,325    $50,698   $23,858     16,897     6,819
 Hardware and software sales ...................................      2,950      2,047     2,065      1,190     1,287
                                                                   --------    -------   -------    -------   -------
    Total revenues .............................................     88,275     52,745    25,923     18,087     8,106
Cost of Revenues:
 Professional services .........................................     47,420     25,699    12,861      9,590     3,382
 Hardware and software purchases ...............................      2,201      1,766     1,699        817       970
                                                                   --------    -------   -------    -------   -------
    Total cost of revenues .....................................     49,621     27,465    14,560     10,407     4,352
                                                                   --------    -------   -------    -------   -------
Gross profit ...................................................     38,654     25,280    11,363      7,680     3,754
Operating Expenses:
 Sales and marketing ...........................................     12,290      8,478     3,433      1,082       386
 General and administrative ....................................     27,309     16,308     8,132      4,331     1,677
 Depreciation and amortization .................................      1,657        756       568        321       142
 Intangibles amortization ......................................      2,912        327        --         --        --
 Bad debt expense ..............................................      4,922        501        52         59         6
 Noncash compensation expense ..................................        158         48        --         --        --
                                                                   --------    -------   -------    -------   -------
Operating (loss) profit ........................................    (10,594)    (1,138)     (822)     1,887     1,543
Other income (expense):
 Interest income ...............................................      7,261        944        58         27        31
 Other income ..................................................       (268)        76         1          4         8
 Interest expense ..............................................       (191)      (157)     (324)       (36)       --
                                                                   --------    -------   -------    -------   -------
(Loss) income before income tax provision (benefit) ............     (3,792)      (275)   (1,087)     1,882     1,582
Income tax provision (benefit) .................................         95        682      (460)       871       719
                                                                   --------    -------   -------    -------   -------
Net (loss) income ..............................................   $ (3,887)   $  (957)  $  (627)   $ 1,011   $   863
                                                                   ========    =======   =======    =======   =======
Net (loss) income per share --
 Basic .........................................................   $  (0.15)   $ (0.08)  $ (0.11)   $  0.22   $  0.20
                                                                   ========    =======   =======    =======   =======
 Diluted .......................................................   $  (0.15)   $ (0.08)  $ (0.11)   $  0.08   $  0.07
                                                                   ========    =======   =======    =======   =======
Weighted average shares outstanding
 Basic .........................................................     26,274     12,138     6,015      4,382     4,269
                                                                   ========    =======   =======    =======   =======
 Diluted .......................................................     26,274     12,138     6,015     12,765    11,586
                                                                   ========    =======   =======    =======   =======

   Please see Note 4 to our consolidated financial statements for an explanation of the number of shares used in per share computations for 2000, 1999, 1998, 1997 and 1996.


                                                                        December 31,
                                                      -------------------------------------------------
                                                       2000        1999       1998      1997      1996
                                                     --------    --------    -------   ------    ------
                                                                       (in thousands)
Balance Sheet Data:
Cash and cash equivalents ........................   $ 80,059    $ 89,634    $    --   $  420    $  638
Marketable securities ............................      3,794       2,018         --       --        --
Working capital ..................................    104,869     102,092      2,365    1,679     1,178
Total assets .....................................    251,454     117,250     13,677    6,870     3,629
Total stockholders' equity .......................    223,694     108,502      2,026    2,072     1,061


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with our financial statements and notes to those statements and other financial information appearing elsewhere in this annual report.

 Forward-Looking Statements

   From time to time, we may, through our management, make forward-looking public statements in press releases or other communications, such as statements concerning then expected future revenues or earnings or alliances, product development, and commercialization, as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Act of 1934, as amended, in press releases, or in oral statements made with the approval of an authorized executive officer. The words or phrases "believe," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995.

   We wish to caution readers not to place undue reliance on these forward-looking statements which speak only as of the date on which they are made. Various factors including those set forth under the section entitled "Risk Factors," could affect our financial or other performance, and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement.

   We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events which may cause management to reevaluate such forward-looking statements.

 Overview

   Substantially all of our revenues are derived from professional services. We provide network consulting services to our clients on either a project outsource or collaborative consulting basis. We derive revenues from these services on both a fixed-price, fixed-time basis and on a time-and-expense basis. We use our BusinessFirst approach to estimate and propose prices for our fixed-price projects. The estimation process accounts for standard billing rates particular to each project, the client's technology environment, the scope of the project, and the project's timetable and overall technical complexity. A member of our senior management team must approve all of our fixed-price proposals in excess of $500,000. For these contracts, we recognize revenue using a percentage-of-completion method primarily based on costs incurred. We make provisions for estimated losses on uncompleted contracts on a contract-by-contract basis and recognize such provisions in the period in which the losses are determined. Professional services revenues for time-and-expense based projects are recognized as services are performed. Any payments received in advance of services performed are recorded as deferred revenue.
Our clients are generally able to reduce or cancel their use of our professional services without penalty and with little or no notice. We also derive limited revenues from the sale of hardware and software. We sell hardware and software only when specifically requested by a client. We expect revenues from the sale of hardware and software to continue to decline on a percentage basis.

   Since we recognize professional services revenues only when our consultants are engaged on client projects, the utilization of our consultants is important in determining our operating results. In addition, a substantial majority of our operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, any under utilization of our consultants may cause significant variations in our operating results in any particular quarter and could result in losses for such quarter. Factors which could cause under utilization include:

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

   On August 12, 1999, we acquired Network Resource Consultants and Company B.V. for an aggregate purchase price of approximately $4.3 million. The purchase price was paid in the form of 1,062,814 shares of our common stock in exchange for all of the outstanding capital stock of Network Resource Consultants and Company. The acquisition was accounted for as a purchase and resulted in intangible assets of approximately $4.3 million representing the excess purchase price over the fair value of the net tangible assets acquired. The intangible assets are being amortized over a period of 5 years.

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

   In November 1999, we consummated the initial public offering of 4.6 million shares of our common stock, at $18.00 per share, which resulted in net proceeds to us of approximately $75.1 million after deducting underwriter discounts and commissions, and other expenses paid by us.

   In April 2000, we consummated a follow-on public offering for 3.8 million shares of our common stock, of which 1.0 million shares were sold by us, while the reminder were sold by our stockholders, resulting in net proceeds to us of approximately $39.8 million after deducting underwriter discounts and commissions, and other expenses paid by us.

   On October 16, 2000, we acquired Synet Service Corporation for an aggregate purchase price, valued at the time of the transaction, of approximately $32.3 million. The purchase price was paid in the form of 1,922,377 shares of our common stock, options to purchase 242,459 shares of our common stock and $9.0 million in cash, including certain transaction expenses, in exchange for all of the outstanding capital stock of Synet. The acquisition was accounted for as a purchase and resulted in intangible assets of approximately $33.4 million representing customer lists, workforce and the excess of the purchase price over the fair value of the net tangible assets acquired. The intangible assets are being amortized over a period of 3- 5 years.

   On December 14, 2000, we acquired Global Integrity Corporation for an aggregate purchase price, valued at the time of the transaction of approximately $78.2 million. The purchase price was paid in the form of 5,240,275 shares of our common stock, options to purchase 551,048 shares of common stock and $31.5 million in cash, including certain transaction expenses in exchange for all of the outstanding capital stock of Global. The acquisition was accounted for as a purchase and resulted in intangible assets of approximately

$81.1 million representing customer lists, workforce, tradenames, developed technology and the excess of the purchase price over the fair value of the net tangible assets acquired. The intangible assets are being amortized over a period of 3-5 years.

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

 Results of Operations

   The following table sets forth certain financial data for the periods indicated expressed as a percentage of total revenues:


                                                               December 31,
                                                          ----------------------
                                                          2000     1999    1998
                                                          -----   -----    -----
                                                              (in thousands)
Revenues:
 Professional services ...............................     96.7%   96.1%    92.0%
 Hardware and software sales .........................      3.3     3.9      8.0
                                                          -----   -----    -----
   Total revenues.....................................    100.0   100.0    100.0
Cost of Revenues:
 Professional services ...............................     53.7    48.7     49.6
 Hardware and software purchases .....................      2.5     3.4      6.6
                                                          -----   -----    -----
   Total cost of revenues.............................     56.2    52.1     56.2
                                                          -----   -----    -----
Gross profit..........................................     43.8    47.9     43.8
Operating Expenses:
 Sales and marketing .................................     13.9    16.1     13.2
 General and administrative ..........................     30.9    30.9     31.4
 Depreciation and amortization .......................      1.9     1.4      2.2
 Intangibles amortization ............................      3.3     0.6       --
 Bad debt expense ....................................      5.6     1.0      0.2
 Noncash compensation expense ........................      0.2     0.1       --
                                                          -----   -----    -----
Operating loss........................................    (12.0)   (2.2)    (3.2)
Other income (expense)................................      7.7     1.7     (1.0)
                                                          -----   -----    -----
Loss before income tax provision (benefit)............     (4.3)   (0.5)    (4.2)
Income tax provision (benefit)........................      0.1     1.3     (1.8)
                                                          -----   -----    -----
Net loss..............................................     (4.4)%  (1.8)%   (2.4)%
                                                          =====   =====    =====


Years Ended December 31, 2000 and 1999

   Revenues. Substantially all of our revenues are derived from fees for professional services. Revenues increased 67.6% to $88.3 million in 2000 from $52.7 million in 1999. Revenues from professional services increased 68.3% to $85.3 million in 2000 from $50.7 million in 1999. This increase was primarily due to an increase in the number of professional services projects and an increase in the size of the projects. Revenues from hardware and software sales increased to $2.9 million in 2000 from $2.0 million in 1999. During 2000, BellSouth accounted for 10.2% of our revenues. The number of our billable consultants increased from approximately 302 at December 31, 1999 to approximately 520 at December 31, 2000.

   Gross Profit. Gross profit increased 52.9% to $38.7 million in 2000 from $25.3 million in 1999. As a percentage of revenues, gross profit decreased to 43.8% in 2000 from 47.9% in 1999. The increase in gross profit absolute dollars was due to efficiencies in completing fixed-price, fixed-time projects and an increase in average billing rates, offset by lower utilization rates. Cost of revenues increased to $49.6 million in 2000 from $27.5 million in 1999. This increase in cost of revenues was due to an increase in compensation and benefits paid to consultants, which was directly related to increased revenue.

   Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation and benefits, travel expenses and promotional expenses. Sales and marketing expenses increased 45.0% to $12.3 million in 2000 from $8.5 million in 1999. As a percentage of revenues, sales and marketing expenses decreased to 13.9% in 2000 from 16.1% in 1999. This increase in absolute dollars was primarily due to an increase of $1.3 million in compensation and benefits paid due to the hiring of additional personnel, an increase of $1.3 million in marketing expenses and an increase of $1.2 million in commissions paid.

   General and Administrative Expenses. General and administrative expenses increased 67.5% to $27.3 million in 2000 from $16.3 million in 1999. As a percentage of revenues, general and administrative expenses were 30.9% in 2000 and 30.9% in 1999. The increase in absolute dollars was primarily due to an increase of $5.7 million in recruiting and professional development and other administrative costs, an increase of $2.7 million in facilities and equipment costs and an increase of $2.6 million in compensation and benefits costs.

   Depreciation and Amortization. Depreciation and amortization increased 119.2% to $1.7 million in 2000 from $756,000 in 1999. This increase was due to purchases of additional equipment to support our growth.

   Intangibles Amortization. Amortization of intangibles increased 790.5% to $2.9 million in 2000 from $327,000 in 1999. In 2000, amount consisted of $853,000 amortization of intangibles relating to our acquisition of Network Resource Consultants and Company, $1.4 million amortization of Synet intangibles related to the acquisition of Synet in October 2000 and $650,000 amortization of Global intangibles related to the acquisition of Global in December 2000. In 1999, amortization was solely related to the Network Resource Consultants and Company intangibles.

   Bad Debt Expense. Bad debt expense increased 882.4% to $4.9 million in 2000 from $501,000 in 1999. This increase is primarily due to accounts receivable write-offs of $4.0 million related to ICG, Inc., North Point Communications and Digital Broadband Communications, Inc. On November 14, 2000, ICG, Inc. filed for federal bankruptcy protection, which creates significant uncertainty regarding our ability to collect the outstanding accounts receivables due from them of $3.6 million. In addition, payments received in 2000 by us from ICG may be subject to a challenge under federal bankruptcy laws. On December 27, 2000, Digital Broadband filed for federal bankruptcy protection, which creates significant uncertainty regarding our ability to collect the outstanding accounts receivables due from them of $15,000. On January 16, 2001, North Point filed for federal bankruptcy protection, which creates significant uncertainty regarding our ability to collect the outstanding accounts receivables due from them of $350,000. The remaining increase represents additional provision charged to expense, which was directly related to increased revenue and trade accounts receivable balances.

   Noncash Compensation Expense. During 1999, we granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock. During 2000, related to the acquisitions of Synet and Global, we issued Predictive options to Synet and Global option holders for the unvested portion of their Synet and Global options, respectively. These transactions resulted in noncash compensation expense of approximately $158,000 for the year ended December 31, 2000. The remaining noncash compensation expense beyond 2000 is currently estimated to be $694,000.

   Other Income (Expense). Other income increased 688.2% to $6.8 million in 2000 from $863,000 in 1999. This increase was primarily due to an increase of $6.3 million in interest income related to net proceeds from our initial and follow-on public offerings, which proceeds were invested in interest-bearing cash equivalents and marketable securities.

   Income Taxes. Income tax provision was $95,000 on pre-tax losses of $3.8 million for 2000. In 1999, the income tax provision was $682,000 on pre-tax losses of $275,000. The effective tax rate was 2.5% and 248.3% during 2000 and 1999, respectively. The change in the effective tax rates primarily relates to the provision for a valuation allowance against net operating losses of our subsidiaries as well as non-deductible amortization expense of the intangibles resulting from the acquisitions of Network Resource Consultants and Company, Synet and Global.

Years Ended December 31, 1999 and 1998

   Revenues. Revenues increased 103.5% to $52.7 million in 1999 from $25.9 million in 1998. Revenues from professional services increased 112.5% to $50.7 million in 1999 from $23.9 million in 1998. This increase was primarily due to an increase in the number of professional services projects and an increase in the size of the projects. Revenues from hardware and software sales decreased to $2.0 million in 1999 from $2.1 million in 1998. During 1999, Qwest Communications and Bear Stearns accounted for 16.8% and 14.0%, respectively, of our revenues. The number of our billable consultants increased to approximately 302 at December 31, 1999 from approximately 149 at December 31, 1998.

   Gross Profit. Gross profit increased 122.5% to $25.3 million in 1999 from $11.4 million in 1998. As a percentage of revenues, gross profit increased to 47.9% in 1999 from 43.8% in 1998. This increase in gross profit was due to efficiencies in completing fixed-price, fixed-time projects, higher utilization rates and an increase in average billing rates. Cost of revenues increased to $27.5 million in 1999 from $14.6 million in 1998. This increase in cost of revenues was due to an increase in compensation and benefits paid to consultants, which was directly related to increased revenue.

   Sales and Marketing Expenses. Sales and marketing expenses increased 146.9% to $8.5 million in 1999 from $3.4 million in 1998. As a percentage of revenues, sales and marketing expenses increased to 16.1% in 1999 from 13.2% in 1998. This increase was primarily due to an increase of $3.7 million in compensation and benefits paid due to the hiring of additional personnel, and an increase of $1.1 million in commissions paid.

   General and Administrative Expenses. General and administrative expenses increased 100.5% to $16.3 million in 1999 from $8.1 million in 1998. As a percentage of revenues, general and administrative expense decreased to 30.9% in 1999 from 31.4% in 1998. The increase in absolute dollars was primarily due to an increase of $3.5 million in recruiting and professional development and other administrative costs, an increase of $3.3 million in compensation and benefits costs, and an increase of $1.4 million in facilities and equipment costs.

   Depreciation and Amortization. Depreciation and amortization increased 33.1% to $756,000 in 1999 from $568,000 in 1998. This increase was due to purchases of additional equipment to support our growth.

   Intangibles Amortization. During August 1999, we acquired Network Resource Consultants and Company. This acquisition resulted in amortization of intangible assets of $327,000 in 1999.

   Bad Debt Expense. Bad debt expense increased 863.5% to $501,000 in 1999 from $52,000 in 1998. This increase was due to additional provision charged to expense, which was directly related to increased revenue and trade accounts receivable balances.

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

   Other Income (Expense). Other income (expense) changed to income of $863,000 in 1999 from expense of ($265,000) in 1998. This change was primarily due to an increase of $886,000 in interest income related to net proceeds from our initial public offering, which proceeds were invested in interest-bearing cash equivalents and marketable securities.

   Income Taxes. Income tax expense was $682,000 on pre-tax losses of $275,000 for 1999. In 1998, the income tax benefit was ($460,000) on pre-tax losses of $1.1 million. The effective tax rate was 248.3% and 42.3% during 1999 and 1998, respectively. The change in the effective tax rates primarily relates to the provision for a valuation allowance against net operating losses of our foreign subsidiaries as well as non-deductible amortization expense of the intangibles resulting from the acquisition of Network Resource Consultants and Company.

Quarterly Results of Operations

   The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters in the period ended December 31, 2000 and the percentage of our revenues represented by each item in the respective quarters. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our financial statements and notes. The unaudited results of operations for any quarter are not necessarily indicative of results for any future period.


                                                                                         Quarter Ended
                                                                          -------------------------------------------
                                                                          Mar. 31,   June 30,    Sept. 30,   Dec. 31,
                                                                            2000       2000        2000        2000
                                                                          --------   --------    ---------   --------
Revenues:
 Professional services ...............................................    $18,901     $22,067     $23,754    $ 20,603
 Hardware and software sales .........................................        144       1,308         913         585
                                                                          -------     -------     -------    --------
   Total revenues.....................................................     19,045      23,375      24,667      21,188
Cost of Revenues:
 Professional services ...............................................      9,706      11,169      12,137      14,408
 Hardware and software sales .........................................        108       1,000         669         424
                                                                          -------     -------     -------    --------
   Total cost of revenues.............................................      9,814      12,169      12,806      14,832
                                                                          -------     -------     -------    --------
Gross profit..........................................................      9,231      11,206      11,861       6,356
Operating Expenses:
 Selling and marketing ...............................................      2,651       3,126       3,169       3,344
 General and administrative ..........................................      5,378       6,310       6,877       8,744
 Depreciation and amortization .......................................        275         439         453         490
 Intangibles amortization ............................................        213         213         213       2,273
 Bad debt expense ....................................................         62         114          77       4,669
 Noncash compensation expense ........................................         19          19          19         101
                                                                          -------     -------     -------    --------
Operating profit (loss)...............................................        633         985       1,053     (13,265)
Other income..........................................................      1,237       1,941       2,068       1,556
                                                                          -------     -------     -------    --------
Income (loss) before income tax provision (benefit)...................      1,870       2,926       3,121     (11,709)
Income tax provision (benefit)........................................        842       1,262       1,339      (3,348)
                                                                          -------     -------     -------    --------
Net income (loss).....................................................    $ 1,028     $ 1,664     $ 1,782    $ (8,361)
                                                                          =======     =======     =======    ========



                                                                                 Percentage of Total Revenues
                                                                          -------------------------------------------
Revenues:
 Professional services ...............................................       99.2%       94.4%       96.3%       97.2%
 Hardware and software sales .........................................        0.8         5.6         3.7         2.8
                                                                          -------     -------     -------    --------
   Total revenues.....................................................      100.0       100.0       100.0       100.0
Cost of Revenues:
 Professional services ...............................................       50.9        47.8        49.2        68.0
 Hardware and software sales .........................................        0.6         4.3         2.7         2.0
                                                                          -------     -------     -------    --------
   Total cost of revenues.............................................       51.5        52.1        51.9        70.0
                                                                          -------     -------     -------    --------
Gross profit..........................................................       48.5        47.9        48.1        30.0
Operating Expenses:
 Selling and marketing ...............................................       13.9        13.4        12.9        15.8
 General and administrative ..........................................       28.3        26.9        27.9        41.3
 Depreciation and amortization .......................................        1.5         1.9         1.8         2.3
 Intangibles amortization ............................................        1.1         0.9         0.9        10.7
 Bad debt expense ....................................................        0.3         0.5         0.3        22.0
 Noncash compensation expense ........................................        0.1         0.1         0.1         0.5
                                                                          -------     -------     -------    --------
Operating profit (loss)...............................................        3.3         4.2         4.2       (62.6)
Other income (expense)................................................        6.5         8.3         8.4         7.3
                                                                          -------     -------     -------    --------
Income (loss) before income tax provision (benefit)...................        9.8        12.5        12.6       (55.3)
Income tax provision (benefit)........................................        4.4         5.4         5.4       (15.8)
                                                                          -------     -------     -------    --------
Net income (loss).....................................................        5.4%        7.1%        7.2%      (39.5)%
                                                                          =======     =======     =======    ========


                                                                                         Quarter Ended
                                                                          -------------------------------------------
                                                                          Mar. 31,   June 30,    Sept. 30,   Dec. 31,
                                                                            1999       1999        1999        1999
                                                                          --------   --------    ---------   --------
Revenues:
 Professional services ...............................................    $ 9,887     $11,391     $13,624      15,796
 Hardware and software sales .........................................        478         810         465         294
                                                                          -------     -------     -------     -------
   Total revenues.....................................................     10,365      12,201      14,089      16,090
Cost of Revenues:
 Professional services ...............................................      4,849       5,397       7,005       8,448
 Hardware and software sales .........................................        426         606         299         435
                                                                          -------     -------     -------     -------
   Total cost of revenues.............................................      5,275       6,003       7,304       8,883
                                                                          -------     -------     -------     -------
Gross profit..........................................................      5,090       6,198       6,785       7,207
Operating Expenses:
 Selling and marketing ...............................................      1,589       1,820       2,424       2,645
 General and administrative ..........................................      3,342       3,690       4,604       4,672
 Depreciation and amortization .......................................        144         168         227         217
 Intangibles amortization ............................................         --          --         114         213
 Bad debt expense ....................................................        127         218         106          50
 Noncash compensation expense ........................................          5           5          19          19
                                                                          -------     -------     -------     -------
Operating profit (loss)...............................................       (117)        297        (709)       (609)
Other income (expense)................................................        (28)         26          25         840
                                                                          -------     -------     -------     -------
Income (loss) before income tax provision (benefit)...................       (145)        323        (684)        231
Income tax provision (benefit)........................................        (49)        410         (56)        377
                                                                          -------     -------     -------     -------
Net income (loss).....................................................    $   (96)    $   (87)    $  (628)    $  (146)
                                                                          =======     =======     =======     =======



                                                                                 Percentage of Total Revenues
                                                                          -------------------------------------------
Revenues:
 Professional services ...............................................       95.4%       93.4%       96.7%       98.2%
 Hardware and software sales .........................................        4.6         6.6         3.3         1.8
                                                                          -------     -------     -------     -------
   Total revenues.....................................................      100.0       100.0       100.0       100.0
Cost of Revenues:
 Professional services ...............................................       46.8        44.2        49.7        52.5
 Hardware and software sales .........................................        4.1         5.0         2.1         2.7
                                                                          --------   --------    ---------   --------
   Total cost of revenues.............................................       50.9        49.2        51.8        55.2
                                                                          -------     -------     -------     -------
Gross profit..........................................................       49.1        50.8        48.2        44.8
Operating Expenses:
 Selling and marketing ...............................................       15.3        14.9        17.2        16.5
 General and administrative ..........................................       32.3        30.2        32.7        29.0
 Depreciation and amortization .......................................        1.4         1.4         1.6         1.4
 Intangibles amortization ............................................         --          --         0.8         1.3
 Bad debt expense ....................................................        1.2         1.8         0.8         0.3
 Noncash compensation expense ........................................         --          --         0.1         0.1
                                                                          -------     -------     -------     -------
Operating profit (loss)...............................................       (1.1)        2.5        (5.0)       (3.8)
Other income (expense)................................................       (0.3)        0.2         0.1         5.2
                                                                          -------     -------     -------     -------
Income (loss) before income tax provision (benefit)...................       (1.4)        2.7        (4.9)        1.4
Income tax provision (benefit)........................................       (0.5)        3.4        (0.4)        2.3
                                                                          -------     -------     -------     -------
Net income (loss).....................................................       (0.9)%      (0.7)%      (4.5)%      (0.9)%
                                                                          =======     =======     =======     =======

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

Liquidity and Capital Resources

   Since inception, we have financed our operations through the sale of equity securities and cash flows from operations. As of December 31, 2000, we had approximately $80.1 million in cash and cash equivalents and $3.8 million in marketable securities.

   Cash used in operating activities decreased to $2.0 million for 2000 from $2.6 million for 1999. A significant use of cash resulted from an increase in accounts receivable and unbilled work in progress partially offset by a decrease in accounts payable.

   Cash used in operating activities was $2.6 million in 1999 and $3.7 million in 1998. A significant use of cash resulted from an increase in accounts receivable partially offset by an increase in accrued expenses and other current liabilities.

   Cash used in investing activities was $53.8 million in 2000, $2.7 million in 1999 and $2.1 million in 1998. Our capital expenditures were $7.0 million for 2000, $2.2 million for 1999 and $687,000 for 1998. Capital expenditures were made to purchase computer equipment, office furniture and for leasehold improvements. In 2000, a significant use of cash resulted from $43.3 million net cash paid in the acquisitions of Synet and Global and $2.0 million in long-term investments.

   Cash provided by financing activities was $46.0 million for 2000, $95.0 million for 1999 and $5.4 million for 1998. Cash provided by financing activities for 2000 resulted from the receipt of approximately $39.8 million in net proceeds from the sale of our common stock in a follow-on offering, $3.6 million in proceeds from exercise of stock options and $2.6 million in proceeds from the sale of our common stock in connection with our employee stock purchase plan. Cash provided by financing activities for 1999 resulted from the receipt of approximately $75.1 million in net proceeds from the sale of our common stock in our initial public offering, the receipt of approximately $18.6 million in net proceeds related to the sale of preferred stock and the receipt of approximately $15.5 million in net proceeds from the sale of common stock to Cisco and partnerships affiliated with General Atlantic Partners, LLC prior to the initial public offering, offset partially by the repayment of short-term borrowings and repurchase of treasury stock. Cash provided by financing activities for 1998 resulted from short-term borrowings.

   We have a demand loan facility, secured by a lien on all of our assets, under which we may borrow up to the lesser of $5.0 million or 80.0% of our accounts receivable. Amounts outstanding under the facility bear interest at a rate of 11.25% per annum. At December 31, 2000, there were no amounts outstanding under the facility.

Recent Accounting Pronouncements

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 does not supersede any existing authoritative literature. We adopted the principles of SAB 101 during 2000, the effect of which was not material to our results of operations or financial position.

   In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25." FIN 44 provides guidance on certain aspects of applying APB No. 25. FIN 44 is effective July 1, 2000, but is also effective for certain events that have occurred after December 15, 1998 or January 12, 2000. We adopted the principles of FIN 44 during 2000, the effect of which was not material to our results of operations or financial position.

Disclosure Regarding Private Securities Litigation Reform Act of 1995

   From time to time, the Company, through its management, may make forward-looking public statements in press releases or other communications, such as statements concerning then expected future revenues or earnings or alliances, product development, and commercialization, as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended, in press releases, or in oral statements made with the approval of an authorized executive officer. The words or phrases "believe," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995.

   The Company wishes to caution readers not to place undue reliance on these forward-looking statements which speak only as of the date on which they are made. Various factors including those set forth under the section entitled "Risk Factors," could affect the Company's financial or other performance, and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement.

   The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events which may cause management to reevaluate such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference from the information under the captions "Election of Directors" and "Executive Compensation, Management and Other Information" contained in our definitive proxy statement to be filed no later than April 30, 2001, in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 16, 2001 (the "Proxy Statement").

Item 11. Executive Compensation

   The information required by this item is incorporated by reference from the information under the caption "Executive Compensation, Management and Other Information" contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference from the information under the caption "Certain Transactions" contained in the Proxy Statement.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a) (1) Consolidated Financial Statements.

   The following consolidated financial statements of Predictive Systems, Inc. and Subsidiaries and the Report of Independent Public Accountants thereon are included in Item 8 above:


                                                                            Page
                                                                            ----
Report of Independent Public Accountants ................................    F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999. ...........    F-3
Consolidated Statements of Operations for the Years Ended December 31,
  2000, 1999 and 1998....................................................    F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income
  for the Years Ended December 31, 2000, 1999 and 1998...................    F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
  2000, 1999 and 1998....................................................    F-7
Notes to Consolidated Financial Statements. .............................    F-9

 (a) (2) Financial Statement Schedule.


                                                                            Page
                                                                            ----
Schedule II -- Schedule of Valuation and Qualifying Accounts.............    S-2

 (a) (3) Exhibits.

   The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

 Number                                                           Description
 ------                                                           -----------
3.1*        Amended and Restated Certificate of Incorporation.
3.2**       Amended and Restated By-laws.
4.1***      Specimen common stock certificate.
4.2         See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and
            Restated By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
10.1***     1999 Stock Incentive Plan.
10.2***     1999 Employee Stock Purchase Plan.
10.3        Synet Service Corporation 1996 Stock Option Plan.
10.3.1      Global Integrity Corporation 1998 Stock Incentive Plan.
10.4***     Employment Agreement, dated May 11, 1999, by and between Ronald Pettengill and the Registrant.
10.5***     Employment Agreement, dated May 11, 1999, by and between Robert Belau and the Registrant.
10.7        Amended and Restated Registration Rights Agreement, dated December 14, 2000.
10.8***     Secured Promissory Note, dated August 31, 1998, in favor of Brown Brothers Harriman & Co.
10.9***     Agreement of Lease, dated June 25, 1999, by and between the Registrant and Polestar Fifth Property Associates LLC.
10.10+      Development and License Agreement, dated July 29, 1998, by and between Bear Stearns & Company, Inc. and the
            Registrant.
10.11       Professional Services Agreement, dated November 7, 2000 by and between the Registrant and Bear, Sterns & Co., Inc.
10.12       Professional Services Agreement, dated March 1, 2000 by and between the Registrant and RiverSoft Inc.
10.14+      Systems Integration Consulting Services Agreement, dated May 21, 1998, by and between LCI International Telecom Corp.
            dba Qwest Communications Corporation and the Registrant.
10.15***    Amendment No. 1 to Consulting Services Agreement dated June 21, 1999, to Systems Integration Consulting Services
            Agreement, dated May 21, 1998, by and between LCI International Telecom Corp. dba Qwest Communications Corporation and
            the Registrant.
10.16       Technical Services Agreement, dated November 17, 2000 by and between Science Applications International Corporation and Global Integrity Corporation.
10.17       Assignment and Cross License Agreement, dated December 6, 2000 by and between Science Applications International
            Corporation and Global Integrity Corporation.
10.19***    Investor's Rights Agreement, dated September 16, 1999, by and between Cisco Systems, Inc. and the Registrant.
10.20+      Professional Services Subcontract, dated May 14, 1999, by and between Cisco Systems, Inc. and the Registrant.
10.21       Employment and Non-Competition Agreement, dated October 16, 2000 by and between the Registrant and Bart Greenwood.
10.22       Service Agreement, dated January 1, 2001 by and between the Registrant and Eammon Kearns.
10.23***    Employment Agreement, dated September 21, 1999 by and between Gerard Dorsey and the Registrant.
10.24++     Software Development and Service Agreement, effective January 15, 2001, by and between the Registrant and BellSouth
            Telecommunications, Inc.
21.1        List of Subsidiaries.
23.1        Consent of Arthur Andersen LLP.

- ---------------
* Incorporated by reference to Exhibit 3.2 of Predictive's Registration Statement on Form S-1, No. 333-84045 ("Registration Statement No. 333-84045").
** Incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-84045.
*** Incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-84045.
+ Non-confidential portions of this Exhibit were filed as the identically numbered exhibit of Registration Statement No. 333-84045, which non-confidential portions are incorporated herein by reference. Confidential treatment was granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission.
++ Confidential treatment to be requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission.

 (b) Reports on Form 8-K

   The Company filed two reports on Form 8-K during the fourth quarter ended December 31, 2000. Information regarding the items reported on is as follows:

   October 31, 2000

   The Company announced the completion of the acquisition of Synet Service Corporation.

   December 27, 2000

   The Company announced the completion of the acquisition of Global Integrity Corporation.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 29th day of March, 2001.

                                          PREDICTIVE SYSTEMS, INC.

                                          By:  Ronald G. Pettengill, Jr.
                                               ---------------------------------
                                          Name: Ronald G. Pettengill, Jr.
                                          Title: Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities indicated.

              Signature                                 Title(s)                            Date
              ---------                                 --------                            ----

    /s/ Ronald G. Pettengill, Jr.        Chief Executive Officer                   March 29, 2001
 -------------------------------------   (principal executive officer)
      Ronald G. Pettengill, Jr.

         /s/ Robert L. Belau             President and Director                    March 29, 2001
 -------------------------------------
           Robert L. Belau

         /s/ Gerard E. Dorsey            Chief Financial Officer (principal        March 29, 2001
 -------------------------------------   financial and accounting officer)
           Gerard E. Dorsey

          /s/ Peter L. Bloom             Director                                  March 29, 2001
 -------------------------------------
            Peter L. Bloom

         /s/ Braden R. Kelly             Director                                  March 29, 2001
 -------------------------------------
           Braden R. Kelly

            /s/ Eric Meyer               Director                                  March 29, 2001
 -------------------------------------
              Eric Meyer

           /s/ Inder Sidhu               Director                                  March 29, 2001
 -------------------------------------
             Inder Sidhu

         /s/ William L. Smith            Director                                  March 29, 2001
 -------------------------------------
           William L. Smith

         /s/ William W. Wyman            Chairman of the Board of Directors        March 29, 2001
 -------------------------------------
           William W. Wyman

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----

Report of Independent Public Accountants...........................................................     F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999.......................................     F-3
Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998.........     F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years
Ended December 31, 2000, 1999 and 1998.............................................................     F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.........     F-7
Notes to Consolidated Financial Statements.........................................................     F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Predictive Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Predictive Systems, Inc. (a Delaware corporation) (the "Company") and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Predictive Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                   /s/ ARTHUR ANDERSEN LLP
                                   -----------------------


New York, New York
February 7, 2001

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                                                   ------------
                                                                                             2000               1999
                                                                                             ----               ----
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents............................................................   $ 80,058,791        $ 89,633,634
Marketable securities................................................................      3,794,100           2,018,060
Accounts receivable--net of allowance for doubtful accounts of $1,292,491 and
  $568,344, respectively.............................................................     22,454,109          15,330,018
Unbilled work in process.............................................................      5,055,471             289,120
Related party receivables............................................................      4,115,043             927,286
Receivables from employees and stockholders..........................................        423,074             116,859
Refundable income taxes..............................................................             --             669,896
Deferred tax asset...................................................................      5,125,792              75,541
Prepaid expenses and other current assets............................................      2,335,192           1,144,176
                                                                                        ------------           ---------

Total current assets.................................................................    123,361,572         110,204,590

Property and equipment -- net of accumulated depreciation and amortization of
  $3,363,265 and $1,703,711, respectively............................................     10,403,523           2,884,105
Intangible assets, net of accumulated amortization of $3,238,598 and
  $326,871, respectively.............................................................    115,441,166           3,936,666
Long-term investments in related parties.............................................      2,000,000                  --
Other assets.........................................................................        248,068             224,740
                                                                                        ------------        ------------

Total assets.........................................................................   $251,454,329        $117,250,101
                                                                                        ============        ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable.....................................................................   $  3,062,164        $  2,322,065
Accrued compensation.................................................................      3,096,492           2,005,859
Accrued expenses and other current liabilities.......................................      8,976,557           2,536,292
Current portion of capital lease obligations.........................................        137,734             183,193
Current portion of notes payable.....................................................         16,000                  --
Income taxes payable.................................................................        313,267                  --
Deferred income......................................................................      2,890,130           1,064,721
                                                                                        ------------        ------------

Total current liabilities............................................................     18,492,344           8,112,130

NONCURRENT LIABILITIES:
Capital lease obligations............................................................        151,965             284,037
Deferred rent........................................................................        530,589              49,863
Deferred income tax liability........................................................      8,585,145             299,851
Other long-term liabilities..........................................................             --               2,498
                                                                                        ------------        ------------

Total liabilities....................................................................     27,760,043           8,748,379
                                                                                        ------------        ------------
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued
  and outstanding....................................................................             --                  --
Common stock, $.001 par value, 200,000,000 shares authorized,
  34,903,696 and 23,429,200 shares issued and outstanding............................         34,904              23,429
Additional paid-in capital...........................................................    227,753,713         108,404,681
Deferred compensation................................................................       (694,280)           (256,672)
Retained earnings (accumulated deficit) .............................................     (3,517,572)            369,625
Accumulated other comprehensive income (loss)........................................        117,521             (39,341)
                                                                                        ------------        ------------

Total stockholders' equity...........................................................    223,694,286         108,501,722
                                                                                        ------------        ------------
Total liabilities and stockholders' equity...........................................   $251,454,329        $117,250,101
                                                                                        ============        ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For The Years Ended December 31,
                                                                 --------------------------------
                                                          2000                  1999                 1998
                                                          ----                  ----                 ----
Revenues:
Professional services...............................   $ 85,325,305         $50,698,035          $23,857,780
Hardware and software sales.........................      2,949,961           2,046,810            2,065,348
                                                       ------------         -----------          -----------

Total revenues......................................     88,275,266          52,744,845           25,923,128
                                                       ------------         -----------          -----------

Cost of Revenues:
Professional services...............................     47,420,520          25,698,926           12,861,272
Hardware and software purchases.....................      2,200,748           1,765,746            1,698,356
                                                       ------------         -----------          -----------

Total cost of revenues..............................     49,621,268          27,464,672           14,559,628
                                                       ------------         -----------          -----------

Gross profit........................................     38,653,998          25,280,173           11,363,500

Operating Expenses:
Sales and marketing.................................     12,290,414           8,477,692            3,433,751
General and administrative..........................     27,309,249          16,308,363            8,132,209
Depreciation and amortization.......................      1,657,311             756,019              567,761
Intangibles amortization............................      2,911,727             326,871                   --
Bad debt expense....................................      4,921,556             501,141               52,277
Noncash compensation expense........................        157,557              47,953                   --
                                                       ------------         -----------          -----------

Operating loss......................................    (10,593,816)         (1,137,866)            (822,498)

Other Income (Expense):
Interest income.....................................      7,260,536             943,898               57,976
Other (expense) income .............................       (268,314)             76,309                1,555
Interest expense....................................       (190,519)           (157,210)            (324,591)
                                                       ------------         -----------          -----------

Loss before income tax
provision (benefit).................................     (3,792,113)           (274,869)          (1,087,558)
Income tax provision (benefit)......................         95,084             682,497             (460,258)
                                                       ------------         -----------          -----------

Net loss............................................   $ (3,887,197)        $  (957,366)         $  (627,300)
                                                       ============         ===========          ===========

Net loss per share --
Basic and Diluted...................................         $(0.15)             $(0.08)              $(0.11)
                                                       ============         ===========          ===========

Weighted average common shares outstanding--
Basic and Diluted...................................     26,273,946          12,137,560            6,015,433
                                                       ============         ===========          ===========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                             Convertible
                                                           Preferred Stock               Common Stock            Additional
                                                       -----------------------      -----------------------        Paid-in
                                                       Shares         Par Value      Shares       Par Value        Capital
                                                       ------         ---------      ------       ---------      ----------
Balance at December 31, 1997......................           --            $--      4,408,200      $4,408           $69,762
   Net loss.......................................           --             --            --           --                --
   Exercise of options............................           --             --      3,492,000       3,492           612,508
   Preferred stock dividends......................           --             --             --          --                --
                                                     ----------        -------     ----------     -------      ------------

Balance at December 31, 1998......................           --             --      7,900,200       7,900           682,270
   Comprehensive loss
   Net loss.......................................           --             --             --          --                --
   Unrealized gains on investments................           --             --             --          --                --
   Foreign currency translation adjustment........           --             --             --          --                --
Total comprehensive loss..........................           --             --             --          --                --
   Preferred stock dividends......................           --             --             --          --                --
   Issuance of preferred stock....................    6,512,316          6,512             --          --        18,559,713
   Common stock repurchased to
     treasury, 2,855,100 shares...................           --             --             --          --                --
   Issuance of common stock, net of
     offering expenses of $750,000................           --             --      1,355,000       1,355        15,508,645
   Issuance of common stock in
     connection with the acquisition of NRCC......           --             --      1,062,814       1,063         4,250,193
   Issuance of common stock in initial
     public offering, net of offering
     expenses, including the
     reissuance of 2,855,100 shares
     of treasury stock............................           --             --      1,744,900       1,745        66,737,265
   Conversion of preferred stock to
     common stock.................................   (6,512,316)        (6,512)    10,712,316      10,712           695,800
   Exercise of options............................           --             --        653,970         654           300,065
   Income tax benefit relating to
     exercise of options..........................           --             --             --          --         1,366,105
   Recognition of deferred compensation...........           --             --             --          --           304,625
   Noncash compensation expense...................           --             --             --          --                --
                                                     ----------        -------     ----------     -------      ------------

Balance at December 31, 1999......................           --             --     23,429,200      23,429       108,404,681
   Comprehensive loss
   Net loss.......................................           --             --             --          --                --
   Unrealized loss on investments.................           --             --             --          --                --
   Foreign currency translation adjustment........           --             --             --          --                --

Total comprehensive loss                                     --             --             --          --                --

   Issuance of common stock in connection with
   Employee Stock Purchase Plan...................           --             --        192,723         193         2,571,958
   Issuance of common stock in secondary offering,
     net of offering expenses of $917,000.........           --             --      1,000,000       1,000        39,823,079
   Issuance of common stock and options in
     connection with the acquisition of Synet.....           --             --      1,922,377       1,923        22,729,425
   Issuance of common stock and options in
     connection with the acquisition of Global
     Integrity....................................           --             --      5,240,275       5,240        45,057,627
   Exercise of options............................           --             --      3,119,121       3,119         3,928,871
   Income tax benefit relating to
     exercise of options..........................           --             --             --          --         5,238,072
   Noncash compensation expense...................           --             --             --          --                --
                                                     ----------        -------     ----------     -------      ------------

Balance at December 31, 2000......................           --        $    --     34,903,696     $34,904      $227,753,713
                                                     ==========        =======     ==========     =======      ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                              PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME -- (Continued)

                                                                                   Retained     Accumulated
                                                                                   Earnings        Other            Total
                                                 Treasury        Deferred        (Accumulated   Comprehensive    Stockholders'
                                                  Stock        Compensation        Deficit)     Income (Loss)       Equity
                                                  -----        ------------        --------     -------------
Balance at December 31, 1997...............    $        --      $      --        $ 1,998,041      $     --      $  2,072,211
   Net loss................................             --             --           (627,300)           --          (627,300)
   Exercise of options.....................             --             --                 --            --           616,000
   Preferred stock dividends...............             --             --            (35,000)           --           (35,000)
                                               -----------      ---------        -----------      --------      ------------
   Balance at December 31, 1998............             --             --          1,335,741            --         2,025,911
   Comprehensive loss
   Net loss................................             --             --           (957,366)                       (957,366)
   Unrealized gains on investments.........             --             --                 --         1,426             1,426
   Foreign currency translation
     adjustment............................             --             --                 --       (40,767)          (40,767)
                                               -----------      ---------        -----------      --------      ------------
   Total comprehensive loss................                                                                         (996,707)
                                                                                                                ============
   Preferred stock dividends...............             --             --             (8,750)           --            (8,750)
   Issuance of preferred stock.............             --             --                 --            --        18,566,225
   Common stock repurchased to
     treasury, 2,855,100 shares............     (8,398,753)            --                 --            --        (8,398,753)
   Issuance of common stock, net of
     offering expenses of $750,000.........             --             --                 --            --        15,510,000
   Issuance of common stock in
     connection with the acquisition of
     NRCC..................................             --             --                 --            --         4,251,256
   Issuance of common stock in initial
     public offering, net of offering
     expenses, including the
     reissuance of 2,855,100 shares
     of treasury stock.....................      8,398,753             --                 --            --        75,137,763
   Conversion of preferred stock to
     common stock..........................             --             --                 --            --           700,000
   Exercise of options.....................             --             --                 --            --           300,719
   Income tax benefit relating to
     exercise of options...................             --             --                 --            --         1,366,105
   Recognition of deferred
     compensation..........................             --       (304,625)                --            --                --
   Noncash compensation expense............             --         47,953                 --            --            47,953
                                               -----------      ---------        -----------      --------      ------------

Balance at December 31, 1999...............             --       (256,672)           369,625       (39,341)      108,501,722
   Comprehensive loss
   Net loss................................             --             --         (3,887,197)           --        (3,887,197)

   Unrealized loss on investments..........             --             --                 --       (11,670)          (11,670)
   Foreign currency translation
     adjustment............................             --             --                 --       168,532           168,532
                                                                                                                ------------

   Total comprehensive loss................                                                                       (3,730,335)
                                                                                                                ============
   Issuance of common stock in connection
     with the Employee Stock Purchase Plan.             --             --                 --            --         2,572,151
   Issuance of common stock in
     secondary offering, net of offering
     expenses of $917,000..................             --             --                 --            --        39,824,079
   Issuance of common stock and options
     in connection with the acquisition
     of Synet..............................             --       (474,308)                --            --        22,257,040
   Issuance of common stock and options
     in connection with the acquisition of
     Global Integrity......................             --       (120,857)                --            --        44,942,010
   Exercise of options.....................             --             --                 --            --         3,931,990
   Income tax benefit relating to
     exercise of options...................             --             --                 --            --         5,238,072
   Noncash compensation expense............             --        157,557                 --            --           157,557
                                               -----------      ---------        -----------      --------      ------------
   Balance at December 31, 2000............    $        --      $(694,280)       $(3,517,572)     $117,521      $223,694,286
                                               ===========      =========        ===========      ========      ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Years Ended December 31,
                                                                                 --------------------------------
                                                                          2000                  1999                1998
                                                                          ----                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................................  $ (3,887,197)        $  (957,366)      $   (627,300)
Adjustments to reconcile net loss to net cash used in
  operating activities--
Noncash compensation expense.........................................       157,557              47,953                 --
Deferred income taxes................................................      (462,297)           (674,836)          (540,469)
Depreciation and amortization........................................     4,569,038           1,082,890            567,761
Gain on sale of property and equipment...............................        (3,023)                 --                 --
Bad debt expense.....................................................     4,921,556             501,141             52,277
(Increase) decrease in--
Accounts receivable..................................................    (6,307,431)         (6,728,666)        (4,660,591)
Unbilled work in process.............................................    (1,740,325)            773,704           (883,420)
Related party receivables............................................    (3,187,757)           (901,446)                --
Income taxes.........................................................       762,802           1,039,038              1,220
Prepaid expenses and other current assets............................      (300,372)           (749,493)          (215,378)
Other assets.........................................................        24,833              10,307             32,267
(Decrease) increase in--
Accounts payable.....................................................          (233)            885,107          1,096,032
Accrued expenses and other current liabilities.......................     3,673,829           2,737,184          1,053,276
Deferred income......................................................      (665,116)            601,810            412,459
Deferred rent........................................................       480,726             (21,094)            47,651
Other long-term liabilities..........................................        (2,498)           (266,652)                --
                                                                       ------------         -----------       ------------

Net cash used in operating activities................................    (1,965,908)         (2,620,419)        (3,664,215)
                                                                       ------------         -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities....................................    (8,011,356)         (3,118,060)                --
Proceeds from sale or redemption of marketable securities............     6,223,646           1,101,426                 --
Payments to employees................................................       (76,308)           (110,637)           (26,950)
Repayments from employees............................................        64,647              48,878             25,221
Payments to stockholders.............................................            --                  --           (515,000)
Repayments from stockholders.........................................            --             515,000                 --
Payments to related party............................................            --            (478,078)          (916,948)
Repayments from related party........................................            --           1,395,026                 --
Settlement of notes receivable, net..................................       283,493
Cash received from acquisition of NRCC...............................            --             163,768                 --
Purchase of property and equipment...................................    (7,040,497)         (2,194,847)          (686,823)
Sale of property and equipment.......................................        27,500                  --                 --
Net cash paid in acquisitions of Global Integrity and Synet..........   (43,282,258)                 --                 --
Long-term investments in related parties.............................    (2,000,000)                 --                 --
                                                                       ------------         -----------       ------------
Net cash used in investing activities................................   (53,811,133)         (2,677,524)        (2,120,500)
                                                                       ------------         -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft.......................................................            --            (475,610)           (69,741)
Common shares repurchased to treasury................................            --          (8,398,753)                --
Proceeds from short-term borrowings..................................            --           4,351,000         19,643,000
Repayments of short-term borrowings..................................            --          (9,949,000)       (14,825,000)
Payment of preferred dividends.......................................            --             (70,000)                --
Proceeds from sale of preferred stock................................            --          18,566,225                 --
Proceeds from sale of common stock, net of expenses..................            --          15,510,000                 --
Proceeds from public offerings, net of expenses,
  including reissuance of treasury stock.............................    39,824,079          75,137,763                 --
Proceeds from exercise of stock options..............................     3,637,436             300,719            616,000
Proceeds from issuance of common stock in connection
  with Employee Stock Purchase Plan..................................     2,572,151                  --                 --
                                                                       ------------         -----------       ------------
Net cash provided by financing activities............................    46,033,666          94,972,344          5,364,259
                                                                       ------------         -----------       ------------
Effects of exchange rates............................................       168,532             (40,767)                --
Net (decrease) increase in cash......................................    (9,574,843)         89,633,634           (420,456)

CASH AND CASH EQUIVALENTS, beginning of period.......................    89,633,634                  --            420,456
                                                                       ------------         -----------       ------------
CASH AND CASH EQUIVALENTS, end of period.............................  $ 80,058,791         $89,633,634       $         --
                                                                       ============         ===========       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for--
Interest.............................................................  $    190,519         $   234,768       $    262,539
                                                                       ============         ===========       ============

Taxes................................................................  $    109,440         $   442,420       $         --
                                                                       ============         ===========       ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)

DETAILS OF ACQUISITIONS (Note 3):
Fair value of assets acquired........................      $127,608,072        $ 5,051,683         $     --
Liabilities assumed..................................       (15,980,009)          (800,427)              --
Less fair value of equity issued.....................       (67,199,050)        (4,251,256)              --
Less remaining accrued transaction expenses..........        (1,133,662)
                                                           ------------        -----------         --------
  Cash paid..........................................        43,295,351                 --               --
Less cash acquired...................................           (13,093)          (163,768)              --
                                                           ------------        -----------         --------
  Net cash paid (received)...........................      $ 43,282,258        $  (163,768)        $     --
                                                           ============        ===========         ========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING TRANSACTIONS:

Stock and options issued for acquisition.............      $ 67,199,050        $ 4,251,256         $     --
                                                           ============        ===========         ========

Tax benefits of stock option exercises...............      $  5,238,072        $ 1,366,105         $     --
                                                           ============        ===========         ========

Borrowings under capital leases......................      $         --        $        --         $238,050
                                                           ============        ===========         ========

Dividends declared on mandatory redeemable
convertible preferred stock..........................      $         --        $     8,750         $ 35,000
                                                           ============        ===========         ========

Services provided to Global Integrity prior to
  acquisition date...................................      $    555,500        $        --         $     --
                                                           ============        ===========         ========

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

The Company provides network consulting services for the design, performance, management and security of complex computing networks. Services are currently provided through the Company's offices and wholly-owned subsidiaries located throughout the United States and its wholly-owned subsidiaries in England, which was formed in the first quarter of 1999, the Netherlands, which was acquired in the third quarter of 1999, and in Germany, which was acquired in the fourth quarter of 2000 through the acquisition of Synet.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation --

The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue and Cost Recognition --

Revenues for time-and-material contracts are recognized as the services are rendered. Revenues for fixed-price contracts are recognized as services are rendered on the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. Unbilled work in process represent costs incurred and estimated earnings, production, and other client-reimbursable costs. Included in unbilled work in process as of December 31, 2000 and 1999 is $4,193,223 and $132,323, respectively, related to fixed-price contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The Company acts as a reseller of certain hardware and software and sales revenue is recognized when these products are shipped to the customer.

Deferred income represents prepayments from customers that are recorded as liabilities for future services to be performed. Income is recognized upon performance of these related services.

Cash Equivalents --

The Company considers all short-term marketable debt and equity securities with a maturity of three months or less at the time of purchase to be cash equivalents.

Marketable Securities --

The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. All marketable securities are classified as available-for-sale and are available to support current operations or take advantage of other investment opportunities. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses, net of taxes, are computed on the basis of specific identification and are recorded as a component of other comprehensive income. Unrealized gains and losses in fiscal years 2000, 1999 and 1998 are immaterial.

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

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (Continued)

Intangibles --

Intangible assets principally include customer lists, workforce, developed technology, tradenames and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill). The intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from three to five years.

The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through forecasted future operations. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset.

Business Concentrations and Credit Risk --

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company's clients are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. For the year ended December 31, 2000, the Company wrote-off trade accounts receivable of approximately $3,996,000 as a result of three customers filing for federal bankruptcy protection, which created significant uncertainty regarding the Company's ability to collect these outstanding trade accounts receivable balances.

For the year ended December 31, 2000, approximately 10% of sales were from one customer who is a related party (Note 7). For the year ended December 31, 1999, approximately 31% of sales were from two customers. For the year ended December 31, 1998, approximately 20% of sales were from one customer. The amounts due from these customers at December 31, 2000 and 1999 were approximately $2,843,901 and $4,146,181, respectively.

Foreign Currency Translation --

The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average rates during each reporting period for results of operations and cash flows. Adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity.

Income Taxes --

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. (Note 10)

Net Income (Loss) per Share --

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

Stock-Based Compensation --

The Company observes the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and elected to continue the accounting set forth in Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and to provide the necessary pro forma disclosures as if the fair value method had been applied. (Note 11)

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (Continued)

Fair Value of Financial Instruments --

The carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of outstanding borrowings approximate fair value.

Comprehensive Income --

The Company observes SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in stockholders' equity, be reported in the financial statements. The adoption of SFAS 130 increased the reporting disclosures but had no impact on the results of operations or financial position of the Company.

Segment Reporting --

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company does not believe it operates in more than one segment. The chief operating decision maker allocates resources and assesses the performance associated with its business on a single-segment basis.

Recently Issued Accounting Pronouncements --

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 does not supersede any existing authoritative literature. The Company has adopted the principles of SAB 101 during 2000, the effect of which was not material to the Company's results of operations or financial position.

In March 2000, The Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25." FIN 44 provides guidance on certain aspects of applying APB No. 25. FIN 44 is effective July 1, 2000, but is also effective for certain events that have occurred after December 15, 1998 or January 12, 2000. The Company has adopted the principles of FIN 44 during 2000, the effect of which was not material to the Company's results of operations or financial position.

Reclassification --

Certain items have been reclassified in the prior year to conform to the current year presentation.

(3) ACQUISITIONS:

On August 12, 1999, the Company acquired Network Resource Consultants and Company B.V. ("NRCC") in a transaction accounted for as a purchase. In connection with this transaction, the Company exchanged 1,062,814 shares of its common stock at a fair value of $4.3 million in exchange for all of the outstanding stock of NRCC. The Company acquired net tangible assets of approximately $88,000 and recorded intangible assets of approximately $4.3 million, which represented the excess of the purchase price over the fair value of the net tangible assets acquired. The intangible assets are being amortized on a straight-line basis over a period of five years. The results of operations of NRCC have been included in the results of operations of the Company since the date of acquisition.

A preliminary summary of the purchase price allocation is as follows:

   Cash and cash equivalents...................................  $  163,768
   Accounts receivable, net....................................     322,149
   Prepaid expenses and other current assets...................      83,771
   Property and equipment......................................     218,458
   Goodwill....................................................   4,263,537
   Accounts payable and accrued expenses.......................    (285,801)
   Deferred income.............................................     (17,497)
   Due to shareholder..........................................    (269,150)
   Income taxes payable........................................    (127,979)
                                                                 ----------
                                                                 $4,351,256

On October 16, 2000, the Company acquired Synet Service Corporation ("Synet") in a transaction accounted for as a purchase. Synet is a network and systems management consulting firm that works with organizations to improve the availability and reliability of e-commerce applications and network infrastructure. The consideration for the acquisition consisted of an aggregate of 1,922,377 shares of common stock at a fair value of $11.00 per share, par value $0.001 per share, $9,000,000 cash paid upon closing of the transaction, $1,053,164 cash paid to fund operating needs of the Company prior to the closing of the transaction and transaction expenses of $1,085,417, of which $575,186 were paid prior to December 31, 2000. Approximately 522,000 shares were accounted for as stock options until a related note was repaid in December 2000, at which time the shares were considered to

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(3) ACQUISITIONS: -- (Continued)

be issued for accounting purposes. The Company also issued options to purchase 242,459 shares of common stock to employees of Synet in exchange for their Synet options. These options had a fair value of $1,110,893 and were accounted for as additional purchase price. The Company acquired net tangible assets of $169,482 and recorded intangible assets of approximately $33.4 million, which represented customer lists, workforce and excess of the purchase price over the fair value of the net tangible assets of approximately $30.4 million. Additionally, the Company recognized a deferred income tax liability of $1,184,620 related to the nondeductibility of certain acquired identifiable intangibles. Goodwill and the intangible assets are being amortized on a straight-line basis over periods of three to five years. The results of operations of Synet have been included in the results of operations of the Company since the date of acquisition.

A preliminary summary of the purchase price allocation is as follows:

   Accounts receivable, net......................................  $ 1,342,856
   Unbilled work in process......................................      599,700
   Prepaid expenses and other current assets.....................      408,022
   Related party receivable......................................      487,493
   Property and equipment........................................      138,240
   Goodwill......................................................   30,391,595
   Workforce.....................................................    1,766,000
   Customer lists................................................    1,200,000
   Other assets..................................................       85,854
   Accounts payable..............................................     (540,329)
   Accrued expenses and other current liabilities................     (904,129)
   Notes payable.................................................     (220,000)
   Deferred income...............................................     (175,061)
   Deferred income tax liability.................................   (1,184,620)
                                                                   -----------
                                                                   $33,395,621

On December 14, 2000, the Company acquired Global Integrity Corporation ("Global") in a transaction accounted for as a purchase. Global provides information security services to Fortune and Global 1000 companies. The consideration for the acquisition consisted of an aggregate of 5,240,275 shares of common stock at a fair value of $8.15 per share, par value $0.001 per share, $31,460,270 cash and transaction expenses of $1,830,162, of which $1,206,731 were paid prior to December 31, 2000. The Company also issued options to purchase 551,048 shares of common stock to employees of Global in exchange for their Global options. These options had a fair value of $2,233,769 and were accounted for as additional purchase price. Additionally, the Global stockholders and optionholders have the right to earn up to an additional $14,012,500 in value (to be paid in cash to stockholders and additional options to optionholders) upon the achievement of certain revenue milestones by the acquired business. The Company acquired net tangible assets of $4,482,032 and recorded intangible assets of approximately $81.1 million, which represented customer lists, workforce, tradenames, developed technology and excess of the purchase price over the fair value of the net tangible assets of approximately $62.8 million. Additionally, the Company recognized a deferred income tax liability of $7,308,222 related to the nondeductibility of certain acquired identifiable intangibles. Goodwill and the intangible assets are being amortized on a straight-line basis over periods of three to five years. The results of operations of Global have been included in the results of operations of the Company since the date of acquisition.

A preliminary summary of the purchase price allocation is as follows:

   Cash and cash equivalents..................................   $    13,093
   Accounts receivable, net...................................     4,395,359
   Unbilled work in process...................................     2,981,826
   Prepaid expenses and other current assets..................       539,402
   Property and equipment.....................................     2,200,000
   Goodwill...................................................    62,760,632
   Workforce..................................................     2,890,000
   Customer lists.............................................     3,307,000
   Developed technology.......................................     9,574,000
   Tradenames.................................................     2,527,000
   Accounts payable...........................................      (200,003)
   Accrued expenses and other current liabilities.............    (2,374,779)
   Income taxes payable.......................................      (126,680)
   Deferred income............................................    (2,315,464)
   Deferred income tax liability..............................    (7,938,944)
                                                                 -----------
                                                                 $78,232,442

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(3) ACQUISITIONS: -- (Continued)

The following unaudited information presents the pro forma results of operations for the Company for the years ending December 31, 2000 and 1999 as if the acquisitions of NRCC, Synet and Global had occurred on the first day of the earliest year presented.

                                           Year Ended December 31,
                                        2000                    1999
                                        ----                    ----
                                     (unaudited)             (unaudited)

Revenues......................       $120,191,561           $ 81,413,609
Operating loss................        (32,957,809)           (30,260,518)
Net loss......................       $(26,238,969)          $(28,089,548)

Per Share Information:
Net loss per share --
Basic and diluted.............             $(0.80)          $      (1.42)
Weighted Average Shares
Outstanding --
Basic and diluted.............         32,890,544             19,853,019

(4) NET INCOME (LOSS) PER SHARE:

As discussed in Note 2, net income (loss) per share is calculated in accordance with SFAS 128. The following table reconciles the numerator and denominator for the calculation -

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                 2000                     1999               1998
                                                                 ----                     ----               ----
Numerator -
Net loss.................................................... $(3,887,197)               $(957,366)         $(627,300)
Preferred stock dividends...................................          --                   (8,750)           (35,000)
                                                             -----------              -----------         ----------

Numerator for basic and diluted earnings per share - net
loss available to common stockholders.......................  (3,887,197)                (966,116)          (662,300)
                                                             ===========              ===========         ==========

Denominator -
Denominator for basic and diluted earnings per share -
weighted average shares.....................................  26,273,946               12,137,560          6,015,433
                                                             ===========              ===========         ==========
Basic and diluted loss per share............................      $(0.15)             $     (0.08)        $    (0.11)
                                                             ===========              ===========         ==========

The conversion of outstanding options was not considered for any year presented as the effect would be anti-dilutive.

(5) PROPERTY AND EQUIPMENT:

The components of property and equipment are as follows -

                                                            December 31,
                                                            ------------
                                                         2000          1999
                                                         ----          ----
Computer equipment.................................  $ 7,243,960   $ 2,487,334
Office furniture...................................    1,266,794       810,822
Leasehold improvements.............................    5,256,034     1,289,660
                                                      -----------  -----------

                                                      13,766,788     4,587,816
Less - Accumulated depreciation and amortization...   (3,363,265)   (1,703,711)
                                                     -----------   -----------

                                                     $10,403,523   $ 2,884,105
                                                     ===========   ===========

Depreciation and amortization expense related to property and equipment aggregated $1,657,311, $756,019 and $567,761, respectively, for the years ending December 31, 2000, 1999 and 1998.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(6) INTANGIBLE ASSETS:

The components of intangible assets are as follows -

                                                              December 31,
                                                              ------------
                                                           2000         1999
                                                           ----         ----
Workforce...........................................  $  4,656,000   $       --
Customer lists......................................     4,507,000           --
Developed technology................................     9,574,000           --
Tradenames..........................................     2,527,000           --
Goodwill............................................    97,415,764    4,263,537
                                                      ------------   ----------

                                                       118,679,764    4,263,537
Less - Accumulated depreciation and amortization....    (3,238,598)    (326,871)
                                                      ------------   ----------

                                                      $115,441,166   $3,936,666
                                                      ============   ==========

Amortization expense related to intangibles was $2,911,727 and $326,871, respectively, for the years ending December 31, 2000 and 1999.

(7) RELATED PARTIES:

During 1998, the Company started a software development company, which had previously been consolidated with the Company. In March 1998, the software development company was spun off through a pro rata distribution to shareholders accounted for at historical cost. In connection with the spin-off the Company sold certain assets with minimal book value to the software development company and received a note for approximately $130,000 for the sale of certain software. Additionally, the Company provided a $1,000,000 line of credit to that company bearing interest at 8%. As of December 31, 1998, $916,948 was due from this company, which was fully repaid during 1999. Since then no balance is due from this company and the line of credit no longer exists.

In August 1998, the Company loaned certain stockholders approximately $515,000 in connection with the exercise of stock options. The stockholders signed notes payable to the Company in exchange for the loans, which had interest rates of 7%. All amounts due under these notes were paid in full during 1999.

Two of the Company's customers, Cisco Systems and BellSouth, each have one seat on the Company's Board of Directors. Additionally, in September 1999, the Company sold 1,242,000 shares of common stock to Cisco for $12.00 per share. During 2000 and 1999, the Company recorded revenues of $4.3 million and $2.2 million, respectively, from services performed for Cisco Systems, and $9.0 million and $1.2 million, respectively, from services performed for BellSouth. As of December 31, 2000 and 1999, amounts due from Cisco were $1,021,142 and $584,474, respectively, and from Bell South were $2,843,901 and $342,812, respectively. Such amounts are included in related party receivables.

On October 6, 2000, the Company purchased 1,000,000 shares of Series A Preferred Stock in Digital Mojo Corporation ("Digital Mojo"), which the Company has recorded as a long-term investment in related party. Digital Mojo has 3,800,000 shares of Series A Preferred Stock and 8,100,000 shares of common stock outstanding, giving the Company an 8.4% interest on an as converted basis. The Series A Preferred Stock has certain antidilution rights, but converts initially on a one for one basis into common stock. The Series A Preferred Stock has a liquidation preference equal to $1.00 per share plus a 10% cumulative dividend. The Company also received certain registration rights with respect to the shares purchased. During 2000, the Company recorded revenues of $337,530 from services performed for Digital Mojo.

On December 22, 2000, the Company purchased a $1,000,000 12% Convertible Promissory Note (the "Note") of Paradigm4, Inc. ("Paradigm4") which the Company has recorded as a long-term investment in related party. The Note is payable 90 days from the date of purchase. The Company received a stock purchase warrant (the "warrant") to purchase up to 0.7692% of the outstanding shares of Paradigm4 on a fully diluted basis at a price equal to $.01 per share. The warrant is exercisable immediately and expires on December 22, 2005. The Company also received a second stock purchase warrant (the "second warrant") to purchase up to 2.3077% of the outstanding shares of Paradigm4 on a fully diluted basis at a price equal to $.01 per share. The second warrant is exercisable in the event that a qualified financing does not take place prior to March 22, 2001 and expires on March 22, 2006. In the event that a bona fied offer to wholly repay the Note is made prior to March 22, 2001, the percentage of the outstanding capital stock on a fully diluted basis that can be purchased with the second warrant shall be reduced to 0.7692%. During 2000, the Company recorded revenues of $350,750 from services performed for Paradigm4. As of December 31, 2000, the amount due from Paradigm4 for services was $250,000. Such amount has been included in related party receivables.

Receivables from employees and stockholders represent short term lending to such parties entered into in the normal course of business.

The Company's management believes that these transactions were entered into on a basis that approximates fair value.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(8) DEBT:

The Company has a demand loan facility, secured by a lien on all of the Company's assets, under which we may borrow up to the lesser of $5,000,000 or 80.0% of accounts receivable. Amounts outstanding under the facility bear interest at a rate of 11.25% per annum. At December 31, 2000 and 1999, there were no amounts outstanding under the facility.

(9) CAPITAL LEASE OBLIGATIONS:

The Company has entered into various leases for computer equipment, office furniture, and leasehold improvements. These leases have been capitalized using interest rates ranging from 7.88% to 18.83% and expire on various dates through 2004. Depreciation on the capitalized assets has been included in depreciation expense in the accompanying statements of operations.

The future minimum lease payments required under the above mentioned capital leases for the twelve months ended December 31, are as follows --

          Year
          ----
          2001................................................      $ 160,068
          2002................................................         92,241
          2003................................................         60,127
          2004................................................          1,124
          Less -- Amount representing interest................        (23,861)
          ------------------------------------                      ---------

          Present value of net minimum lease payments.........        289,699
          Less -- Current portion.............................       (137,734)
          -----------------------                                   ---------

                                                                    $ 151,965
                                                                    =========
(10) INCOME TAXES:

The components of the Company's provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 are as follows --

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                               2000              1999             1998
                                                                ----              ----             ----
Current income tax provision:
Federal..................................................   $  42,950         $  988,715        $      --
State....................................................     459,807            368,618           80,211
Foreign..................................................      54,624                 --               --
                                                            ---------         ----------        ---------
                                                              557,381          1,357,333           80,211
Deferred income tax benefit:
Federal..................................................    (356,081)          (507,059)        (407,182)
State....................................................    (106,216)          (167,777)        (133,287)
                                                            ---------         ----------        ---------

                                                             (462,297)          (674,836)        (540,469)
                                                            ---------         ----------        ---------

Total income tax provision (benefit).....................   $  95,084         $  682,497        $(460,258)
                                                            =========         ==========        =========

The following table indicates the significant elements contributing to the difference between the Federal statutory rate and the Company's effective tax rate --

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                  2000        1999           1998
                                                                  ----        ----           ----

Federal statutory rate.....................................     (34.0)%      (34.0)%        (34.0)%
State taxes, net of Federal effect.........................       6.2         73.1           (6.6)
Non-deductible amortization................................      22.6         40.3             --
Meals and entertainment....................................       3.1         27.6             --
Reversal of income tax receivable..........................       6.3          --              --
Adjustment to cash to accrual basis liability..............        --        (56.4)            --
Valuation allowance........................................        --        206.0             --
Other......................................................      (1.7)        (8.3)          (1.7)
                                                                -----        -----          -----

                                                                  2.5%       248.3%         (42.3)%
                                                                =====        =====          ======

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(10) INCOME TAXES: -- (Continued)

On January 1, 1998, the Company converted from a cash basis to an accrual basis taxpayer. The conversion from the cash basis to accrual basis required the recognition of a deferred tax liability of approximately $1,667,000. Effective October 16, 2000, Synet converted from a cash basis to an accrual basis taxpayer as of the acquisition date. The conversion from the cash basis to accrual basis required the recognition of a deferred tax liability of approximately $352,000 which was recognized as an acquired liability. Other major components of the deferred tax assets and (liabilities) as of December 31, 2000 and 1999 are as follows:

                                                                        December 31,
                                                                        ------------
                                                                  2000                1999
                                                                  ----                ----
Intangibles............................................      $ (8,492,842)                --
Bad debt reserve.......................................           452,554          $ 223,741
Depreciation...........................................           (38,507)            62,200
Change from cash to accrual basis liability............          (682,560)          (724,202)
Deferred rent..........................................           192,003                 --
Deferred revenue.......................................          (435,460)                --
Accrued vacation.......................................            87,498                 --
Net operating loss carryforwards.......................        27,282,518            824,322
Valuation allowance....................................       (21,846,203)          (639,230)
Other, net.............................................            21,646             28,859
                                                             ------------          ---------

Total deferred income tax liability....................      $ (3,459,353)         $(224,310)
                                                             ============          =========

At December 31, 2000 the Company had available net operating loss carryforwards of approximately $68,377,000 to reduce future period's taxable income. These loss carryforwards begin to expire in 2012. Included in the net operating loss carryforward at December 31, 2000 is approximately $65,771,000 related to the exercise of nonqualified stock options and disqualifying dispositions credited to additional paid-in capital. The Company has applied a valuation allowance of approximately $52,643,000 related to the nonqualified stock options and disqualified dispositions which will be credited to additional paid-in capital upon utilization of tax carryforwards. The tax effect of the $13,128,000 loss ($5,238,072) for which a valuation has not been recognized, has been credited to additional paid-in capital.

At December 31, 2000, the Company's subsidiaries in England and The Netherlands had available net operating losses of $2,035,134, the tax benefits of which have been fully reserved for by a valuation allowance because of the uncertainty of their realizability.

(11) STOCKHOLDERS' EQUITY:

Preferred Stock --

Since inception, the Company has issued two types of preferred stock. The following is a discussion of each of these issuances:

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

         On March 5, 1999, the Company sold 6,512,316 shares of convertible preferred stock (the "1999 Preferred Shares") to General Atlantic Partners 54, L.P. (5,350,441 shares), GAP Coinvestment Partners II, LP (1,112,765 shares), and other investors (49,110 shares) resulting in net proceeds of approximately $18,600,000. The 1999 Preferred Shares were converted into common shares on a 1 to 1 ratio on the date of the initial public offering.

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

Following is a summary of transactions involving the Company's common stock:

         Subsequent to the conversion of the 1995 Preferred Shares, the Company repurchased 2,855,100 shares of common stock at a purchase price of approximately $2.94 per share.

         On August 12, 1999, the Company issued 1,062,814 shares of common stock to two persons in exchange for all of the outstanding capital stock of NRCC.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(11) STOCKHOLDERS' EQUITY:  -- (Continued)

         On September 16, 1999, the Company sold 1,242,000 shares of its common stock to Cisco Systems, Inc. at a price of $12.00 per share. In connection with this transaction, the Company entered into an Investor's Rights Agreement with Cisco Systems, Inc. pursuant to which the Company granted Cisco Systems, Inc. certain registration rights.

         On September 22, 1999, the Company sold 94,867 and 18,133 shares of its common stock to General Atlantic Partners 54, L.P. and GAP Coinvestment Partners II, L.P., respectively, at a price of $12.00 per share.

         On October 27, 1999, the Company sold 4,600,000 shares of common stock at an initial public offering price of $18.00 per share and began trading on the Nasdaq National Market under the symbol PRDS. The net proceeds of the offering were approximately $75.1 million after deducting underwriting discounts, commissions, and other offering expenses.

         In April 2000, the Company consummated a follow-on public offering for 3,800,000 shares of its common stock, of which 1,000,000 shares were sold by the Company, while the remainder were sold by certain stockholders, resulting in net proceeds to the Company of approximately $39.8 million after deducting underwriter discounts, commissions and other offering expenses payable by the Company.

         On October 16, 2000, in connection with the acquisition of Synet the Company issued 1,922,377 shares of common stock at $11.00 per share less 521,765 shares which were accounted for as stock options until a related note was repaid in December 2000, at which time the shares were issued. The Company also issued options to purchase 242,459 shares of common stock to the former stockholders and optionholders of Synet.

         On December 14, 2000, in connection with the acquisition of Global the Company issued 5,240,275 shares of common stock at $8.15 per share and options to purchase 551,048 shares of common stock to the former stockholders and optionholders of Global.

Stock Options --

In 1998, the Company adopted its Stock Option/Stock Issuance Plan (the "Option Plan"). Prior to this time, options issued were not issued in connection with a plan. The Option Plan is divided into two separate equity programs, the Option Grant Program and the Stock Issuance Program. Under the Option Grant Program, the Company may issue either incentive stock options or nonqualified stock options. Under the Stock Issuance Program the Company may issue shares of common stock either through the purchase of such shares or as a bonus for services rendered. To date, no shares have been issued under the Stock Issuance Programs. Awards under either program may be granted to such directors, employees and consultants of the Company as the Board of Directors selects in its discretion.

The 1999 Stock Incentive Plan (the "1999 Plan"), adopted and effective on September 14, 1999, is intended to serve as the successor equity incentive program to the Option Plan. The Company has authorized 6,655,600 shares of common stock for issuance under the 1999 Plan. This share reserve consists of the shares which were available for issuance under the predecessor plan on the effective date of the 1999 Plan plus an additional increase of 2,345,597 shares. The share reserve will automatically be increased on the first trading day of January each calendar year, beginning in January 2001, by a number of shares equal to 1% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but no such annual increase will exceed 500,000 shares. However, in no event may any one participant in the 1999 Plan receive option grants or direct stock issuances for more than 500,000 shares in the aggregate per calendar year.

Outstanding options under the Option Plan were incorporated into the 1999 Plan upon the date of the initial public offering, and no further option grants may be made under the plan. The incorporated options will continue to be governed by their existing terms, unless the Company extends one or more features of the 1999 Plan to those options.

The Employee Stock Purchase Plan (the "Employee Plan") was adopted and approved by the Company on September 14, 1999. The plan, effective on October 27, 1999, is designed to allow eligible employees, as defined, to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. A total of 750,000 shares of common stock may be issued under this plan. As of December 31, 2000, 192,723 shares were issued in connection with the Employee Plan.

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

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(11) STOCKHOLDERS' EQUITY: -- (Continued)

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

A summary of the Company's stock option activity is as follows --

                                                        Year Ended December 31,
                                                        -----------------------
                                                  2000                          1999                  1998
                                                  ----                          ----                  ----
                                                          Weighted                     Weighted               Weighted
                                                          Average                      Average                Average
                                                          Exercise                     Exercise               Exercise
                                        Shares             Price         Shares         Price     Shares       Price
                                        ------             -----         ------         -----     ------       -----
Outstanding at beginning of
period..........................      10,756,910          $ 3.11        8,397,600       $1.02   9,471,600       $0.61
Granted.........................       4,421,735           18.63        3,686,990        7.25   2,427,000        1.41
Exercised.......................      (3,119,121)           1.26         (653,970)       0.46  (3,492,000)       0.18
Forfeited.......................      (1,092,167)          17.70         (673,710)       2.36      (9,000)       0.83
                                     -----------          ------       ----------       -----  ----------       -----

Outstanding at end of period          10,967,357           $8.44       10,756,910       $3.11   8,397,600       $1.02
                                     ===========           =====       ==========       =====  ==========       =====

Options exercisable at end of
  period........................       4,112,602           $2.68        5,259,270       $1.02   4,586,250       $0.80
                                     ===========           =====       ==========       =====  ==========       =====

Weighted average fair value of
  options granted during period
                                                          $11.42                        $4.31                   $0.26

The following table summarizes information about stock options outstanding at December 31, 2000 --

                                 Total                                 Weighted             Options           Weighted
                              Outstanding       Weighted               Average           Exercisable at       Average
  Range of                  at December 31,     Average            Contractual Life       December 31,        Exercise
Exercise Prices                  2000        Exercise Price            (in yrs)               2000              Price
- ---------------               -----------    --------------        ----------------      --------------     ------------
$    0.01                          13,750     $        0.01                  9.79               13,750      $        0.01
$ 0.50-1.25                     3,595,510     $        0.99                  3.88            2,759,510      $        0.95
$ 1.50-2.11                       740,495     $        1.51                  5.77              394,495      $        1.52
$ 2.50-3.15                       766,212     $        2.56                  7.95              128,863      $        2.61
$ 4.00-4.09                       973,526     $        4.00                  8.13              413,484      $        4.01
$ 6.50-8.81                     1,738,182     $        7.68                  9.57              124,779      $        6.51
$10.20-15.00                    1,250,309     $       11.70                  8.69              224,446      $       10.93
$16.07-22.00                      912,358     $       18.99                  9.53                   --      $          --
$29.06-35.94                      603,265     $       30.21                  9.39                7,281      $       29.06
$45.06-65.50                      373,750     $       49.51                  8.93               45,994      $       50.49
                               ----------                               ---------           ----------
                               10,967,357                                    7.07            4,112,602


                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(11) STOCKHOLDERS' EQUITY: -- (Continued)
The Company has elected to follow APB 25 in accounting for its employee stock options. Had the determination of compensation costs been based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's loss and basic and diluted loss per share would have been reduced to the pro forma amounts in the table below.

The fair value of all option grants is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998.

o weighted-average risk free interest rates of 5.97%, 5.79% and 5.51%, respectively;

o expected dividend yields of 0%;

o expected lives of 4 years; and

o expected volatility of 76.15%, 73.17% and 73.17%, respectively.

                                                           Year Ended December 31,
                                                           -----------------------
                                                     2000           1999             1998
                                                     ----           ----             ----
Net loss:
As reported.....................................  $(3,887,197)  $  (957,366)     $  (627,300)
Pro forma.......................................  $(9,692,565)  $ (1,980,145)    $ (1,006,406)
Basic and diluted net loss per share:
As reported.....................................  $     (0.15)   $     (0.08)     $     (0.11)
Pro forma.......................................  $     (0.37)   $     (0.16)     $     (0.17)

Deferred Compensation --

During 1999, the Company granted stock options with exercise prices which were less than the fair market value of the underlying shares of common stock at the date of grant. As a result, the Company recorded deferred compensation of $304,625. In connection with the acquisition of Synet and Global, the Company granted stock options to employees of Synet and Global which had exercise prices that were less than the fair market value of the underlying shares of common stock at the date of grant. As a result, the Company recorded deferred compensation of $474,308 and $120,857, respectively. These amounts will be recognized as noncash compensation expense over the vesting period of the options (approximately 4 years). For the years ended December 31, 2000 and 1999, $157,557 and $47,953, respectively, of the deferred compensation was amortized to expense and has been reflected as noncash compensation expense in the accompanying statements of operations.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(12) COMMITMENTS AND CONTINGENCIES:

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

The future minimum lease payments required under the above mentioned operating leases for the year ended December 31, are as follows --


          Year
          2001.............................................    $ 3,556,259
          2002.............................................      2,983,481
          2003.............................................      2,754,977
          2004.............................................      2,520,392
          2005.............................................      2,163,539
          2006 and thereafter..............................      4,228,696
          -------------------                                  -----------

             Total minimum lease payments..................    $18,207,344
             ============================                      ===========

Rent expense was approximately $2,421,069, $1,311,411 and $736,120 for the years ended December 31, 2000, 1999 and 1998, respectively.

Pension Plan --

The Company has a 401(k) plan with discretionary matching contributions for its employees. The Company did not make any contributions to the 401(k) plan during 2000, 1999 or 1998.

Employment Agreements --

The Company has entered into employment agreements with certain executives of the Company. Commitments under these agreements provide for payments of $955,000 for fiscal years 2001, 2002 and 2003, respectively.

Litigation --

Except as set forth below, we are not a party to any material legal proceedings.

On October 29, 1999, Art Eckert ("Plaintiff") filed an action against the Company in which he alleged that the Company was in breach of an employment agreement between Plaintiff and the Company. Plaintiff alleged that the Company fraudulently induced Plaintiff to enter into this purported employment agreement. Plaintiff seeks to recover damages in excess of $3.2 million with respect to the claim for breach of contract, and, damages in excess of $6.0 million with respect to the claim for fraudulent inducement. The Company filed a motion to dismiss the claim for fraudulent inducement on December 13, 1999. Plaintiff amended the complaint, essentially adding allegations with respect to the claim for fraudulent inducement, and opposed the Company's motion.

By Decision and Order filed on July 11, 2000, Judge S. Barrett Hickman, in New York Supreme Court, Putnam County, denied the Company's motion to dismiss the claim for fraudulent inducement. The case is in the discovery phase and the Company intends to defend it vigorously.

The Company does not believe that this action will have a material adverse effect on its business, results of operations, or financial position.

(13) SUBSEQUENT EVENTS:

On March 22, 2001, Paradigm4 filed for federal bankruptcy protection thereby creating significant uncertainty regarding the Company's ability to collect an outstanding trade receivable due of $250,000 as of December 31, 2000. In addition, this action has created significant uncertainty regarding the Company's $1.0 million investment in Paradigm4.

The Company does not believe that this action will have a material adverse impact on its business, results of operations, or financial position.

                          INDEPENDENT AUDITORS' REPORT



To Predictive Systems, Inc.:

   We have audited in accordance with accounting standards generally accepted in the United States, the financial statements of Predictive Systems, Inc. included in this filing on Form 10-K and have issued our report thereon dated February 7, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                     /s/ ARTHUR ANDERSEN LLP
                                     Arthur Andersen LLP


New York, New York
February 7, 2001

  Schedule II -- Schedule of Valuation and Qualifying Accounts (in thousands)


                             Balance at     Charged to                Balance at
                            Beginning of     Costs and                  End of
                                Year         Expenses     Deduction    the Year
For the fiscal year
  ended December 31, 1998

 Allowance for doubtful
  accounts...............       $130          $   52       $   (41)     $  141

For the fiscal year
  ended December 31, 1999

 Allowance for doubtful
  accounts...............       $141          $  501       $   (74)     $  568

For the fiscal year
  ended December 31, 2000

 Allowance for doubtful
  accounts...............       $568          $4,922       $(4,198)     $1,292

                               INDEX TO EXHIBITS


 Number                                                           Description
 ------                                                           -----------
3.1*        Amended and Restated Certificate of Incorporation.
3.2**       Amended and Restated By-laws.
4.1***      Specimen common stock certificate.
4.2         See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and
            Restated By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
10.1***     1999 Stock Incentive Plan.
10.2***     1999 Employee Stock Purchase Plan.
10.3        Synet Service Corporation 1996 Stock Option Plan.
10.3.1      Global Integrity Corporation 1998 Stock Incentive Plan.
10.4***     Employment Agreement, dated May 11, 1999, by and between Ronald Pettengill and the Registrant.
10.5***     Employment Agreement, dated May 11, 1999, by and between Robert Belau and the Registrant.
10.7        Amended and Restated Registration Rights Agreement, dated December 14, 2000.
10.8***     Secured Promissory Note, dated August 31, 1998, in favor of Brown Brothers Harriman & Co.
10.9***     Agreement of Lease, dated June 25, 1999, by and between the Registrant and Polestar Fifth Property Associates LLC.
10.10+      Development and License Agreement, dated July 29, 1998, by and between Bear Stearns & Company, Inc. and the
            Registrant.
10.11       Professional Services Agreement, dated November 7, 2000 by and between the Registrant and Bear, Sterns & Co., Inc.
10.12       Professional Services Agreement, dated March 1, 2000 by and between the Registrant and RiverSoft Inc.
10.14+      Systems Integration Consulting Services Agreement, dated May 21, 1998, by and between LCI International Telecom Corp.
            dba Qwest Communications Corporation and the Registrant.
10.15***    Amendment No. 1 to Consulting Services Agreement dated June 21, 1999, to Systems Integration Consulting Services
            Agreement, dated May 21, 1998, by and between LCI International Telecom Corp. dba Qwest Communications Corporation and
            the Registrant.
10.16       Technical Services Agreement, dated November 17, 2000 by and between Science Applications International Corporation and Global Integrity Corporation.
10.17       Assignment and Cross License Agreement, dated December 6, 2000 by and between Science Applications International
            Corporation and Global Integrity Corporation.
10.19***    Investor's Rights Agreement, dated September 16, 1999, by and between Cisco Systems, Inc. and the Registrant.
10.20+      Professional Services Subcontract, dated May 14, 1999, by and between Cisco Systems, Inc. and the Registrant.
10.21       Employment and Non-Competition Agreement, dated October 16, 2000 by and between the Registrant and Bart Greenwood.
10.22       Service Agreement, dated January 1, 2001 by and between the Registrant and Eammon Kearns.
10.23***    Employment Agreement, dated September 21, 1999 by and between Gerard Dorsey and the Registrant.
10.24++     Software Development and Service Agreement, effective January 15, 2001, by and between the Registrant and BellSouth
            Telecommunications, Inc.
21.1        List of Subsidiaries.
23.1        Consent of Arthur Andersen LLP.

- ---------------
* Incorporated by reference to Exhibit 3.2 of Predictive's Registration Statement on Form S-1, No. 333-84045 ("Registration Statement No. 333-84045").
** Incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-84045.
*** Incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-84045.
+ Non-confidential portions of this Exhibit were filed as the identically numbered exhibit of Registration Statement No. 333-84045, which non-confidential portions are incorporated herein by reference. Confidential treatment was granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission.
++ Confidential treatment to be requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission.