Form 10-Q
period 2001-03-31
PREDICTIVE SYSTEMS INC
filed 2001-05-15
CIK 727489

-------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING March 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
    ____________________ TO ____________________.

                        COMMISSION FILE NUMBER: 333-84045



                            PREDICTIVE SYSTEMS, INC.
                        ---------------------------------

             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                 13-3808483
 ----------------------------------     ---------------------------------------
   (State or other Jurisdiction of      (I.R.S. Employer Identification Number)
    Incorporation or Organization)

               417 FIFTH AVENUE, NEW YORK, NEW YORK                 10016
-------------------------------------------------------------------------------
             (Address of Principal Executive Offices)            (Zip Code)


                                 (212) 659-3400
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]                         No [ ]

As of May 10, 2001, there were 35,889,706 shares of the registrant's common stock, $.001 par value per share, outstanding.

                                      INDEX

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES



                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of March 31, 2001
                  (unaudited) and December 31, 2000 ........................      1

                  Consolidated Statements of Operations for the three
                  months ended March 31, 2001 and 2000 (unaudited) .........      2

                  Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2001 and 2000 (unaudited) ...............       3

                  Notes to Consolidated Financial Statements (unaudited) ...      4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS .....................      6

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK ....................................................     16

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS ........................................     16

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ................     17

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..........................     17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......     17

         ITEM 5.  OTHER INFORMATION ........................................     17

         ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K ..........................     17

         ITEM 7.  SIGNATURES ...............................................     17


                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                            March 31, 2001  December 31, 2000
                                                                                            --------------  ------------------
                                                                                              (unaudited)
                              ASSETS
Current assets
        Cash and cash equivalents                                                            $  71,105,365     $  80,058,791
        Investment in marketable securities, at market value                                     4,914,839         3,794,100
        Accounts receivable - net of allowance for
             doubtful accounts of $1,557,725 and $1,292,491, respectively                       18,615,912        22,454,109
        Unbilled work in process                                                                 3,462,302         5,055,471
        Related party receivables                                                                4,371,582         4,115,043
        Receivables from employees and stockholders                                                150,906           423,074
        Deferred tax asset                                                                              --         5,125,792
        Prepaid expenses and other current assets                                                3,349,906         2,335,192
                                                                                             -------------     -------------

             Total current assets                                                              105,970,812       123,361,572

Property and equipment - net of accumulated
        depreciation and amortization of $4,067,850 and $3,363,265, respectively                10,487,926        10,403,523

Goodwill - net of accumulated amortization of $9,613,377 and $3,238,598, respectively          109,273,051       115,441,166

Long-term investments in related parties                                                         1,000,000         2,000,000

Other assets                                                                                       244,417           248,068
                                                                                             -------------     -------------

                       Total assets                                                          $ 226,976,206     $ 251,454,329
                                                                                             =============     =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Accounts payable                                                                     $   3,025,888     $   3,062,164
        Accrued compensation                                                                     3,107,542         3,096,492
        Accrued expenses and other current liabilities                                           6,617,427         8,976,557
        Current portion of capital lease obligations                                               123,729           137,734
        Current portion of notes payable                                                                --            16,000
        Income taxes payable                                                                       234,521           313,267
        Deferred income tax liability                                                              112,279                --
        Deferred income                                                                          4,193,889         2,890,130
                                                                                             -------------     -------------

             Total current liabilities                                                          17,415,275        18,492,344
                                                                                             -------------     -------------

Noncurrent liabilities
        Capital lease obligations                                                                  120,470           151,965
        Deferred rent                                                                              562,864           530,589
        Deferred income tax liability                                                            3,347,072         8,585,145
                                                                                             -------------     -------------

             Total noncurrent liabilities                                                        4,030,406         9,267,699
                                                                                             -------------     -------------

             Total liabilities                                                                  21,445,681        27,760,043
                                                                                             -------------     -------------

Commitments

Stockholders' equity
        Common stock, $.001 par value, 200,000,000 shares authorized,
             35,687,423 and 34,903,696 shares issued and outstanding                                35,685            34,904
        Additional paid-in capital                                                             228,754,628       227,753,713
        Deferred compensation                                                                     (614,497)         (694,280)
        Accumulated deficit                                                                    (22,504,480)       (3,517,572)
        Accumulated other comprehensive (loss) income                                             (140,811)          117,521
                                                                                             -------------     -------------

             Total stockholders' equity                                                        205,530,525       223,694,286
                                                                                             -------------     -------------

                       Total liabilities and stockholders' equity                            $ 226,976,206     $ 251,454,329
                                                                                             =============     =============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                           Three Months Ended March 31
                                                                                      --------------------------------------
                                                                                         2001                       2000
                                                                                      ------------              ------------
Revenues:
        Professional services                                                         $ 20,357,844              $ 18,901,279
        Hardware and software sales                                                        401,080                   143,873
                                                                                      ------------              ------------

             Total revenues                                                             20,758,924                19,045,152
                                                                                      ------------              ------------

Cost of revenues:
        Professional services                                                           15,211,009                 9,705,820
        Hardware and software purchases                                                    282,828                   108,211
                                                                                      ------------              ------------

             Total cost of revenues                                                     15,493,837                 9,814,031
                                                                                      ------------              ------------

             Gross profit                                                                5,265,087                 9,231,121
                                                                                      ------------              ------------


Sales and marketing                                                                      4,559,552                 2,650,822
General and administrative                                                              11,884,862                 5,440,122
Depreciation and amortization                                                              766,495                   274,837
Intangibles amortization                                                                 6,374,779                   213,177
Restructuring charge                                                                       640,948                        --
Loss on long-term investment in related party                                            1,000,000                        --
Noncash compensation expense                                                               110,267                    19,039
                                                                                      ------------              ------------

             Cost of operations                                                         25,336,903                 8,597,997
                                                                                      ------------              ------------

             Operating (loss) profit                                                   (20,071,816)                  633,124

Other income (expense):
        Interest income                                                                  1,105,686                 1,264,631
        Other income (expense)                                                              21,885                    (9,486)
        Interest expense                                                                   (42,662)                  (17,989)
                                                                                      ------------              ------------

Income before income tax provision                                                     (18,986,907)                1,870,280

Income tax provision                                                                            --                   841,740
                                                                                      ------------              ------------

Net (loss) income                                                                     $(18,986,907)             $  1,028,540
                                                                                      ============              ============

Net (loss) income per share: Basic                                                    $      (0.54)             $       0.04
                                                                                      ============              ============
Net (loss) income per share: Diluted                                                  $      (0.54)             $       0.03
                                                                                      ============              ============

Weighted average shares outstanding: Basic                                              34,973,653                23,453,839
                                                                                      ============              ============
Weighted average shares outstanding: Diluted                                            34,973,653                33,331,117
                                                                                      ============              ============



       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                              -----------------------------------
                                                                                                 Three Months Ended March 31
                                                                                              -----------------------------------
                                                                                                  2001                2000
                                                                                              -----------------------------------
Cash flows from operating activities:
           Net (loss) income                                                                  $(18,986,907)     $  1,028,540

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
           Noncash compensation expense                                                            110,267            19,039
           Deferred income taxes                                                                        --          (218,740)
           Depreciation and amortization                                                         7,141,274           488,014
           Bad debt expense                                                                        677,159            85,653
           Loss on long-term investment in related party                                         1,000,000                --
           (Increase) decrease in-
                Accounts receivable                                                              2,904,499        (2,890,078)
                Unbilled work in process                                                         1,593,169           (28,566)
                Income taxes                                                                       (99,979)        1,213,322
                Prepaid expenses and other assets                                                 (967,693)           85,060
           Increase (decrease) in-
                Accounts payable                                                                   (36,276)        1,749,704
                Accrued expenses                                                                (2,364,084)         (809,038)
                Deferred income                                                                  1,303,759            46,437
                Deferred rent and other long-term liabilities                                       32,275            53,877
                                                                                              ------------      ------------

                     Net cash (used in) provided by operating activities                        (7,692,537)          823,224
                                                                                              ------------      ------------

Cash flows from investing activities:
           (Purchase) proceeds from sale or redemption of marketable securities, net            (1,098,925)        2,005,040
           (Payments to) repayments from employees, net                                            (35,125)           48,630
           Loans to stockholders                                                                        --          (571,464)
           Purchase of property and equipment, net                                              (1,019,898)       (3,759,320)
                                                                                              ------------      ------------

                     Net cash used in investing activities                                      (2,153,948)       (2,277,114)
                                                                                              ------------      ------------

Cash flows from financing activities:
           Principal payments on capital leases                                                    (45,500)          (43,415)
           Proceeds from exercise of stock options                                               1,218,704           651,560
                                                                                              ------------      ------------

                     Net cash provided by financing activities                                   1,173,204           608,145
                                                                                              ------------      ------------

           Effects of exchange rates                                                              (280,145)            9,869
                                                                                              ------------      ------------

Net decrease in cash                                                                            (8,953,426)         (835,876)

Cash and cash equivalents  - beginning of period                                                80,058,791        89,633,634
                                                                                              ------------      ------------

Cash and cash equivalents  - end of period                                                    $ 71,105,365      $ 88,797,758
                                                                                              ============      ============

      Supplemental disclosures of cash flow information:
           Cash paid during the year for:
                     Interest                                                                 $     11,883      $     14,583
                                                                                              ============      ============

                     Taxes                                                                    $    113,153      $         --
                                                                                              ============      ============



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) BASIS OF PRESENTATION

     The consolidated financial statements and accompanying financial information as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000. Results for interim periods are not necessarily indicative of results for the entire year.

(2) ACQUISITIONS

     On October 16, 2000, the Company acquired Synet Service Corporation ("Synet") in a transaction accounted for as a purchase. Synet is a network and systems management consulting firm that works with organizations to improve the availability and reliability of e-commerce applications and network infrastructure. The consideration for the acquisition consisted of an aggregate of 1,922,377 shares of common stock at a fair value of $11.00 per share, par value $0.001 per share, $9,000,000 cash paid upon closing of the transaction, $1,053,164 cash paid to fund operating needs of the Company prior to the closing of the transaction and transaction expenses of $1,085,417, of which approximately $687,000 were paid as of March 31, 2001. Approximately 522,000 shares were accounted for as stock options until a related note was repaid in December 2000, at which time the shares were considered to be issued for accounting purposes. The Company also issued options to purchase 242,459 shares of common stock to employees of Synet in exchange for their Synet options. These options had a fair value of $1,110,893 and were accounted for as additional purchase price. The Company acquired net tangible assets of $169,482 and recorded intangible assets of approximately $33.4 million, which represented customer lists, workforce and excess of the purchase price over the fair value of the net tangible assets of approximately $30.4 million. Additionally, the Company recognized a deferred income tax liability of $1,184,620 related to the nondeductibility of certain acquired identifiable intangibles. Goodwill and the intangible assets are being amortized on a straight-line basis over periods of three to five years. The results of operations of Synet have been included in the results of operations of the Company since the date of acquisition.

     On December 14, 2000, the Company acquired Global Integrity Corporation ("Global Integrity") in a transaction accounted for as a purchase. Global Integrity provides information security services to Fortune and Global 1000 companies. The consideration for the acquisition consisted of an aggregate of 5,240,275 shares of common stock at a fair value of $8.15 per share, par value $0.001 per share, $31,460,270 cash paid upon the closing of the transaction and transaction expenses of $1,830,162, of which all have been paid as of March 31, 2001. The Company also issued options to purchase 551,048 shares of common stock to employees of Global Integrity in exchange for their Global Integrity options. These options had a fair value of $2,271,434 and were accounted for as additional purchase price. Additionally, the Global Integrity stockholders and optionholders have the right to earn up to an additional $14,012,500 in value (to be paid in cash to stockholders and additional options to optionholders) upon the achievement of certain revenue milestones by the acquired business. The Company acquired net tangible assets of $4,313,033 and recorded intangible assets of approximately $81.3 million, which represented customer lists, workforce, tradenames, developed technology and excess of the purchase price over the fair value of the net tangible assets of approximately $63.0 million. Additionally, the Company recognized a deferred income tax liability of $7,308,222 related to the nondeductibility of certain acquired identifiable intangibles. Goodwill and the intangible assets are being amortized on a straight-line basis over periods of three to five years. The results of operations of Global Integrity have been included in the results of operations of the Company since the date of acquisition.

     The following unaudited information presents the pro forma results of operations for the Company for the three months ended March 31, 2000 as if the acquisitions of Synet and Global Integrity had occurred on the first day of this period.


                                              Three Months Ended
                                                March 31, 2000
                                            ----------------------
                                                 (unaudited)

Revenues                                          $26,781,051
Net loss                                          $(4,907,840)

Per Share Information:
Net loss per share - Basic and Diluted                 $(0.16)
Weighted average shares outstanding -
Basic and Diluted                                  30,519,962


(3) NET (LOSS) INCOME PER SHARE

     Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares outstanding. Diluted net (loss) income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are antidilutive.

     The following table reconciles the numerator and denominator for the calculation:


                                                         Three Months Ended
                                                              March 31
                                                       ----------------------
                                                       2001              2000
                                                       ----              ----
                                                            (unaudited)
Numerator -

   Net (loss) income                              $(18,986,907)     $  1,028,540
                                                  ------------      ------------

   Numerator for basic and diluted
     earnings per share - net (loss)
     income available to common
     stockholders                                 $(18,986,907)     $  1,028,540
                                                  ============      ============

Denominator -

    Denominator for basic earnings
      per share - weighted average
      shares                                        34,973,653        23,453,839
                                                  ============      ============

    Effect of dilutive securities -
       Incremental shares for assumed
      conversion of options                               --           9,877,278
                                                  ------------      ------------

   Denominator for diluted earnings
      per share - weighted average
      shares                                        34,973,653        33,331,117
                                                  ============      ============

Net (loss) income per share -

             Basic                                $      (0.54)     $       0.04
             Diluted                              $      (0.54)     $       0.03
                                                  ============      ============


(4) COMPREHENSIVE (LOSS) INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components. The components of comprehensive (loss) income are as follows:



                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                   2001          2000
                                                   ----          ----
                                                       (unaudited)

         Net (loss) income                      $(18,986,907)  $1,028,540
         Unrealized loss (gain) on investments        21,814      (13,020)
         Foreign currency translation
                  adjustment                        (280,145)       9,869
                                                  ----------   ----------
         Comprehensive (loss) income            $(19,245,238)  $1,025,389
                                               =============   ==========


(5) RESTRUCTURING CHARGES



         In February 2001, the Company's management established a plan to lay-off 18% of its workforce. These employees consisted of field consultants that were under performing as well as employees who held certain administrative and management positions deemed to be duplicative functions. As of March 31, 2001, 79 employees were terminated. The Company recorded restructuring charges of $640,948, primarily related to severance costs of the terminated employees, of which $36,038 remained unpaid as of March 31, 2001. Such charges have been reflected as operating expenses to the Company.

(6) EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB approved SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133", which amends SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As the Company currently does not engage in derivative instruments or hedging activities, the adoption of this accounting principle did not have a material impact on the Company's financial position or results of operations.



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

On October 16, 2000, we acquired Synet Service Corporation for an aggregate purchase price of approximately $32.3 million. The purchase price was paid in the form of 1,922,377 shares of our common stock, options to purchase 242,459 shares of our common stock and $9.0 million in cash, including certain transaction expenses, in exchange for all of the outstanding capital stock of Synet. The acquisition was accounted for as a purchase and resulted in intangible assets of approximately $33.4 million representing the customer lists, workforce and excess of the purchase price over the fair value of the net tangible assets acquired. The intangible assets are being amortized over a period of 3-5 years.

On December 14, 2000, we acquired Global Integrity Corporation for an aggregate purchase price of approximately $78.3 million. The purchase price was paid in the form of 5,240,275 shares of our common stock, options to purchase 551,048 shares of common stock and $31.5 million in cash, including certain transaction expenses in exchange for all of the outstanding capital stock of Global Integrity. The acquisition was accounted for as a purchase and resulted in intangible assets of approximately $81.3 million representing the customer lists, workforce, tradenames, developed technology and excess of the purchase price over the fair value of the net tangible assets acquired. The intangible assets are being amortized over a period of 3-5 years.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000


REVENUES. Revenues increased 9.0% to $20.8 million in the three months ended March 31, 2001 from $19.0 million in the three months ended March 31, 2000. Revenues from professional services increased 7.7% to $20.4 million in the three months ended March 31, 2001 from $18.9 million in the three months ended March 31, 2000. This increase was primarily due to an increase in the number of professional services projects and an increase in the size of the projects. Revenues from hardware and software sales increased to $401,000 in the three months ended March 31, 2001 from $144,000 in the three months ended March 31, 2000. This increase was primarily due to client requests for hardware and software in connection with professional services projects. During the three months ended March 31, 2001, Bell South Corporation accounted for 18.2% of our revenues. The number of our billable consultants increased to 434 as of March 31, 2001 from 337 as of March 31, 2000.

GROSS PROFIT. Gross profit decreased 43.0% to $5.3 million in the three months ended March 31, 2001 from $9.2 million in the three months ended March 31, 2000. As a percentage of revenues, gross profit decreased to 25.4% in the three months ended March 31, 2001 from 48.5% in the three months ended March 31, 2000. This decrease in gross profit is a result of a decrease in utilization of the related consultants. Cost of revenues increased to $15.5 million in the three months ended March 31, 2001 from $9.8 million in the three months ended March 31, 2000. This increase in cost of revenues was due primarily to an increase in compensation and benefits paid to consultants.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $4.6 million in the three months ended March 31, 2001 from $2.7 million in the three months ended March 31, 2000. As a percentage of revenues, sales and marketing expenses increased to 22.0% in the three months ended March 31, 2001 from 13.9% in the three months ended March 31, 2000. The increase in absolute dollars was primarily due to an increase of $467,000 in commissions paid due to an increase in revenues, an increase of $1.2 million in compensation and benefits paid due to the hiring of additional personnel and as a result of the acquisitions of Synet and Global Integrity and an increase of $252,000 in sales and marketing efforts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 118.5% to $11.9 million in the three months ended March 31, 2001 from $5.4 million in the three months ended March 31, 2000. As a percentage of revenues, general and administrative expenses increased to 57.3% in the three months ended March 31, 2001 from 28.6% in the three months ended March 31, 2000. The increase in absolute dollars was primarily due to an increase of $2.5 million in compensation and benefits costs due to the continued investment in our domestic organization and European corporate staff, an increase of $1.2 million in facilities and equipment leases reflecting the continued investment in our infrastructure, an increase of $591,000 in the reserve for doubtful accounts, and an increase of $2.2 million in professional services and other administrative costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 178.9% to $766,000 in the three months ended March 31, 2001 from $275,000 in the three months ended March 31, 2000. This increase was due to purchases of additional computer equipment to support our growth.

INTANGIBLES AMORTIZATION. Amortization of intangibles increased to $6.4 million for the three months ended March 31, 2001 from $213,000 for the three months ended March 31, 2000. For the three months ended March 31, 2001, the amount consisted of $213,000 amortization of intangibles related to the acquisition of NRCC in

August 1999, $1.8 million amortization of intangibles related to the acquisition of Synet in October 2000 and $4.4 million amortization of intangibles related to the acquisition of Global Integrity in December 2000. For the three months ended March 31, 2000, amortization was solely related to intangibles as a result of the NRCC acquisition.

RESTRUCTURING CHARGE. For the three months ended March 31, 2001, the Company laid-off 79 employees in connection with its restructuring plan. These employees consisted of field consultants that were under performing as well as employees who held certain administrative and management positions deemed to be duplicative functions. Amounts recognized as restructuring charges of $641,000 represented severance payments to these employees.

LOSS ON LONG-TERM INVESTMENT IN RELATED PARTY. On March 22, 2001, Paradigm4, Inc. filed for federal bankruptcy protection. This action created significant uncertainty regarding the Company's investment in Paradigm4. As a result, the Company has recognized a loss on its $1.0 million investment in Paradigm4 for the three months ended March 31, 2001.

NONCASH COMPENSATION EXPENSE. During 1999, we granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock. During 2000, related to the acquisition of Synet and Global Integrity, we issued Predictive options to Synet and Global Integrity optionholders for the unvested portion of their Synet and Global Integrity options, respectively. These transactions will result in noncash compensation expense over the period that these specific options vest. During the three months ended March 31, 2001 and 2000, we recorded approximately $110,000 and $19,000, respectively, of noncash compensation expenses related to these options.

OTHER INCOME (EXPENSE). Other income decreased to $1.1 million in the three months ended March 31, 2001 from $1.2 million in the three months ended March 31, 2000. This decrease was primarily due to a decrease in interest income as a result of the utilization of cash and cash equivalents to fund current operating needs, Synet and Global Integrity acquisitions, and a general decline in interest rates.

INCOME TAXES. For the three months ended March 31, 2001 the benefit for income taxes was fully offset by valuation allowances. For the three months ended March 31, 2000, the income tax provision was $842,000 on U.S. pre-tax income of approximately $1.9 million. The difference in the effective tax rates relates to the provision for a valuation allowance against net operating losses and an increase in expenses not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES. Since inception, we have financed our operations through borrowings under short-term credit facilities, the sale of equity securities and cash flows from operations. As of March 31, 2001, we had approximately $71.1 million in cash and cash equivalents and $4.9 million in marketable securities.

Cash used in operating activities was $7.7 million for the three months ended March 31, 2001 due to losses generated in operations and an increase in accrued expenses.

Net cash used in investing activities was $2.2 million for the three months ended March 31, 2001. Cash used in investing activities resulted from the purchase of marketable securities and capital expenditures of approximately $1.0 million. Capital expenditures of $824,000 related to purchases of computer equipment primarily in connection with the expansion of our operations in Germany and our managed services division. The remaining $196,000 of capital expenditures related to office furniture and leasehold improvements.

Cash provided by financing activities was $1.2 million for the three months ended March 31, 2001. Cash provided by financing activities primarily resulted from the receipt of proceeds from the exercise of options.

We have a demand loan facility, secured by a lien on all of our assets, under which we may borrow up to the lesser of $10.0 million or 80.0% of our accounts receivable. Amounts outstanding under the facility bear interest at the lender's base rate which was 8.0% as of March 31, 2001. As of March 31, 2001, there were no amounts outstanding under the facility.

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

         Because most of our revenues are generated from a small number of clients, our revenues are difficult to predict and the loss of one client could significantly reduce our revenues

         During the three months ended March 31, 2001, BellSouth Corporation accounted for 18.2% of our revenues. Our five largest clients accounted for 42.6% of our revenues for the three months ended March 31, 2001. For the year ended December 31, 2000, our five largest clients accounted for 37.8% of our revenues. If one of our major clients discontinues or significantly reduces the use of our services, we may not generate sufficient revenues to offset this loss of revenues and our net loss will increase. In addition, the non-payment or late payment of amounts due from a major client could adversely affect us. As of March 31, 2001, the accounts receivable from BellSouth Corporation was approximately $4.1 million, which related to work performed in December 2000 through March 2001.

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

         We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects

         We derive a substantial portion of our revenues from fixed-price projects. For the three months ended March 31, 2001 and the year ended December 31, 2000, fixed-price projects accounted for 49.9% and 43.2% of our revenue, respectively. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed the price, which could result in a loss on the project and a decrease in net income. Further, the average size of our contracts has increased in recent quarters, resulting in a corresponding increase in our exposure to the financial risks of fixed-price engagements. We recognize revenues from fixed-price projects based on our estimate of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on a fixed-price project may not accurately reflect the final results of the project and we would be required to record an expense for these periods equal to the amount by which our revenues were previously overstated.

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

         Risks Related to Our Strategy and Market

         We may have difficulty managing our expanding operations, which may harm our business

         A key part of our strategy is to grow our business; however, our rapid growth has placed a significant strain on our managerial and operational resources. From January 1, 1997 to March 31, 2001, our staff increased from approximately 123 to approximately 634 employees. To manage our growth, we must continue to improve our financial and management controls, reporting systems and procedures, and expand and train our work force. We may not be able to do so successfully.

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

         We may not be able to hire a Chief Executive Officer, which could interrupt our business and adversely affect our growth.

         On March 30, 2001, our Chief Executive Officer, Ronald J. Pettengill, Jr., resigned and William W. Wyman, one of our Board Members, was elected Chairman and Chief Executive Officer on an interim basis. Accordingly, we are engaged in finding a permanent Chief Executive Officer. Our business may suffer if we encounter delays in hiring a permanent Chief Executive Officer. In addition, there may be only a limited number of persons with the requisite skills to serve as our Chief Executive Officer and it may become increasingly difficult to hire such a person. If we are unable to hire a Chief Executive Officer, or if we cannot successfully integrate a new Chief Executive Officer into our senior management team, then our ability to manage our company, effectively deliver our services and carry out our business plan may be impaired.


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

We may not successfully penetrate the managed services market

         In December 2000, we entered into the managed services market. This is a new market for us and one in which we have not had significant experience. Entering into this market requires a material financial commitment by us. We cannot assure you that our efforts in this new market will be successful. Accordingly, we may lose some or all of the resources we invest in this new market.

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

         Because our services are often critical to our clients' operations, we may be subject to significant claims if our services do not meet our clients' expectations

         Many of our projects are critical to the operations of our clients' businesses. If we cannot complete these projects to our clients' expectations, we could materially harm our clients' operations. This could damage our reputation, subject us to increased risk of litigation or result in our having to provide additional services to a client at no charge. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed.

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

On October 29, 1999, Art Eckert ("Plaintiff") filed an action against the Company in which he alleged that the Company was in breach of an employment agreement between Plaintiff and the Company. Plaintiff also alleged that the Company fraudulently induced Plaintiff to enter into this purported employment agreement. Plaintiff seeks to recover damages in excess of $3.2 million with respect to the claim for breach of contract, and damages in excess of $6.0 million with respect to the claim for fraudulent inducement. The Company filed a motion to dismiss the claim for fraudulent inducement on December 13, 1999. Plaintiff amended the complaint, essentially adding allegations with respect to the claim for fraudulent inducement, and opposing the Company's motion.

         By Decision and Order filed on July 11, 2000, Judge S. Barrett Hickman, in New York Supreme Court, Putnam County, denied the Company's motion to dismiss the claim for fraudulent inducement. The case is in the discovery phase and Predictive intends to defend it vigorously.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 27, 1999, the SEC declared effective the Registration Statement on Form S-1, SEC Registration Number 333-84045 for our public offering of common stock in the United States (the "Offering"). We realized net proceeds of approximately $67.0 million from the Offering. Since that time we have used $53.8 million of the proceeds for the following: $11.1 million for the acquisition of Synet; $33.3 million for the acquisition of Global Integrity; and $9.4 million to fund current operating needs.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES
                 NONE

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 NONE

         ITEM 5. OTHER INFORMATION
                 NONE

         ITEM 6. EXHIBITS AND REPORT ON FORM 8-K


         The Company filed two reports on Form 8-KA during the first quarter ended March 31, 2001. Information regarding the items reported on is as follows:

                  January 2, 2001
                           The Company filed an amendment to its 8-K that announced the completion of the acquisition of Synet Service Corporation.

                  February 27, 2001
                           The Company filed an amendment to its 8-K that announced the completion of the acquisition of Global Integrity Corporation.

         ITEM 7.  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREDICTIVE SYSTEMS, INC.
     (Registrant)

Date:    May 15, 2001        /s/ WILLIAM W. WYMAN.
-------------------------------------------------------------------------------
     Name: William W. Wyman

Title: Chief Executive Officer
     (principal executive officer)

Date:    May 15, 2001        /s/ GERARD E. DORSEY
-------------------------------------------------------------------------------
Name: Gerard E. Dorsey
Title: Chief Financial Officer
(principal accounting and financial officer)