Form 10-Q
period 2001-06-30
PREDICTIVE SYSTEMS INC
filed 2001-08-14
CIK 727489

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING June 30, 2001.

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

                  Yes [X]                         No [ ]

As of August 9, 2001, there were 36,252,089 shares of the registrant's common stock, $.001 par value per share, outstanding.

                                      INDEX

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES


                                                                                 Page
                                                                                 ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of June 30, 2001
                  (unaudited) and December 31, 2000 ........................      1

                  Consolidated Statements of Operations for the three and six
                  months ended June 30, 2001 and 2000 (unaudited) .......         2

                  Consolidated Statement of Cash Flows for the six months
                  ended June 30, 2001 and 2000 (unaudited) ...............        3

                  Notes to Consolidated Financial Statements (unaudited) ...      4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS .....................      7

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK ....................................................     16

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS ........................................     16

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ................     17

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..........................     17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......     17

         ITEM 5.  OTHER INFORMATION ........................................     17

         ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K ..........................     17

         ITEM 7.  SIGNATURES ...............................................     17

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         June 30, 2001          December 31, 2000
                                                                                      --------------------     --------------------
                                                                                          (unaudited)
                                              ASSETS
Current assets
        Cash and cash equivalents                                                     $         58,952,613     $         80,058,791
        Investment in marketable securities, at market value                                     2,011,140                3,794,100
        Accounts receivable - net of allowance for
             doubtful accounts of $1,487,378 and $1,292,491, respectively                       16,884,641               22,454,109
        Unbilled work in process                                                                 3,850,401                5,055,471
        Inventory held for resale                                                                3,500,000                     --
        Related party receivables                                                                3,352,336                4,115,043
        Receivables from employees and stockholders                                                219,142                  423,074
        Prepaid expenses and other current assets                                                3,428,917                2,335,192
                                                                                      --------------------     --------------------

             Total current assets                                                               92,199,190              118,235,780

Property and equipment - net of accumulated
        depreciation and amortization of $4,693,895 and $3,363,265, respectively                11,633,453               10,403,523

Intangible assets - net of accumulated amortization of $15,913,489 and $3,238,598,
        respectively                                                                           105,702,699              115,441,166

Long-term investments in related parties                                                         1,000,000                2,000,000

Other assets                                                                                       349,670                  248,068
                                                                                      --------------------     --------------------

                       Total assets                                                   $        210,885,012     $        246,328,537
                                                                                      ====================     ====================

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Accounts payable                                                              $          3,885,785     $          3,062,164
        Accrued compensation                                                                     3,305,016                3,096,492
        Accrued expenses and other current liabilities                                          11,927,845                9,418,105
        Current portion of capital lease obligations                                               109,724                  137,734
        Deferred income                                                                          3,885,146                2,890,130
                                                                                      --------------------     --------------------

             Total current liabilities                                                          23,113,516               18,604,625
                                                                                      --------------------     --------------------

Noncurrent liabilities
        Capital lease obligations                                                                   88,808                  151,965
        Deferred rent                                                                              539,224                  530,589
        Deferred income tax liability                                                            3,347,072                3,347,072
                                                                                      --------------------     --------------------

             Total noncurrent liabilities                                                        3,975,104                4,029,626
                                                                                      --------------------     --------------------

             Total liabilities                                                                  27,088,620               22,634,251
                                                                                      --------------------     --------------------

Commitments and contingencies

Stockholders' equity
        Common stock, $.001 par value, 200,000,000 shares authorized,
             36,201,816 and 34,903,696 shares issued and outstanding                                36,202                   34,904
        Additional paid-in capital                                                             229,468,317              227,753,713
        Deferred compensation                                                                     (506,529)                (694,280)
        Accumulated deficit                                                                    (45,150,843)              (3,517,572)
        Accumulated other comprehensive (loss) income                                              (50,755)                 117,521
                                                                                      --------------------     --------------------

             Total stockholders' equity                                                        183,796,392              223,694,286
                                                                                      --------------------     --------------------

                       Total liabilities and stockholders' equity                     $        210,885,012     $        246,328,537
                                                                                      ====================     ====================

        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                     Three Months Ended June 30      Six Months Ended June 30
                                                                     ---------------------------   ---------------------------
                                                                         2001           2000           2001           2000
                                                                     ------------   ------------   ------------   ------------
Revenues:
        Professional services                                        $ 17,841,371   $ 22,067,108   $ 38,199,215   $ 40,968,389
        Hardware and software sales                                       491,831      1,307,860        892,911      1,451,733
                                                                     ------------   ------------   ------------   ------------

             Total revenues                                            18,333,202     23,374,968     39,092,126     42,420,122
                                                                     ------------   ------------   ------------   ------------

Cost of revenues:
        Professional services                                          12,868,216     11,168,771     28,079,225     20,874,591
        Hardware and software purchases                                   896,031        999,745      1,178,859      1,107,956
                                                                     ------------   ------------   ------------   ------------

             Total cost of revenues                                    13,764,247     12,168,516     29,258,084     21,982,547
                                                                     ------------   ------------   ------------   ------------

             Gross profit                                               4,568,955     11,206,452      9,834,042     20,437,575
                                                                     ------------   ------------   ------------   ------------


Sales and marketing                                                     4,729,089      3,125,963      9,288,641      5,776,785
General and administrative                                             12,054,038      6,425,231     23,938,900     11,865,354
Depreciation and amortization                                             953,284        438,423      1,719,779        713,260
Intangibles amortization                                                6,300,112        213,177     12,674,891        426,354
Restructuring and other charges                                         3,663,817           --        4,304,765           --
Loss on long-term investment in related party                                --             --        1,000,000           --
Noncash compensation expense                                              107,969         19,039        218,236         38,078
                                                                     ------------   ------------   ------------   ------------

             Operating expenses                                        27,808,309     10,221,833     53,145,212     18,819,831
                                                                     ------------   ------------   ------------   ------------

             Operating (loss) profit                                  (23,239,354)       984,619    (43,311,170)     1,617,744

Other income (expense):
        Interest income                                                   752,403      1,956,704      1,858,089      3,221,335
        Other expense                                                     (75,669)        (1,631)       (53,784)       (11,117)
        Interest expense                                                  (83,744)       (13,837)      (126,406)       (31,826)
                                                                     ------------   ------------   ------------   ------------

(Loss) income before income tax provision                             (22,646,364)     2,925,855    (41,633,271)     4,796,136

Income tax provision                                                         --        1,261,909           --        2,103,650
                                                                     ------------   ------------   ------------   ------------

Net (loss) income                                                    $(22,646,364)  $  1,663,946   $(41,633,271)  $  2,692,486
                                                                     ============   ============   ============   ============

Net (loss) income per share: Basic                                   $      (0.63)  $       0.07   $      (1.17)  $       0.11
                                                                     ============   ============   ============   ============
Net (loss) income per share: Diluted                                 $      (0.63)  $       0.05   $      (1.17)  $       0.08
                                                                     ============   ============   ============   ============

Weighted average shares outstanding: Basic                             35,952,843     25,525,718     35,697,095     24,489,787
                                                                     ============   ============   ============   ============
Weighted average shares outstanding: Diluted                           35,952,843     34,158,073     35,697,095     33,913,534
                                                                     ============   ============   ============   ============

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                Six Months Ended June 30
                                                                                      ---------------------------------------------
                                                                                             2001                      2000
                                                                                      --------------------     --------------------

Cash flows from operating activities:
           Net (loss) income                                                          $        (41,633,271)    $          2,692,486

Adjustments to reconcile net (loss) income to net cash used in operating activities:
           Noncash compensation expense                                                            218,236                   38,078
           Deferred income taxes                                                                      --                   (569,775)
           Depreciation and amortization                                                        14,394,670                1,139,614
           Bad debt expense                                                                      1,434,179                  238,521
           Loss on long-term investment in related party                                         1,000,000                     --
           Write-off of software inventory                                                         500,000                     --
           Noncash component of restructuring and other charges                                  1,231,050                     --
           (Increase) decrease in-
                Accounts receivable                                                              4,897,996               (5,798,765)
                Unbilled work in process                                                         1,205,070                 (776,008)
                Inventory held for resale                                                       (3,500,000)                    --
                Income taxes                                                                      (335,085)                    --
                Prepaid expenses and other assets                                               (1,651,371)                (194,723)
           Increase (decrease) in-
                Accounts payable                                                                   823,621                 (196,477)
                Accrued expenses and other current liabilities                                   3,031,527                  644,944
                Deferred income                                                                    995,016                 (342,649)
                Income taxes                                                                          --                  2,822,730
                Deferred rent                                                                        8,635                  289,714
                                                                                      --------------------     --------------------

                     Net cash used in operating activities                                     (17,379,727)                 (12,310)
                                                                                      --------------------     --------------------

Cash flows from investing activities:
           Proceeds from sale or redemption (purchase) of marketable securities, net             1,797,802                 (463,905)
           (Payments to) repayments from employees, net                                               (537)                 116,859
           Loans to stockholders                                                                      --                   (280,216)
           Adjustments to purchase price for fiscal 2000 acquisitions                           (1,961,302)                    --
           Purchase of property and equipment, net                                              (5,118,216)              (4,450,939)
                                                                                      --------------------     --------------------

                     Net cash used in investing activities                                      (5,282,253)              (5,078,201)
                                                                                      --------------------     --------------------

Cash flows from financing activities:
           Principal payments on capital leases                                                    (91,167)                    --
           Proceeds from sale of stock through ESPP                                                204,312                1,305,702
           Proceeds from sale of common stock, net of expenses                                        --                 40,054,296
           Proceeds from exercise of stock options                                               1,625,774                1,412,914
                                                                                      --------------------     --------------------

                     Net cash provided by financing activities                                   1,738,919               42,772,912
                                                                                      --------------------     --------------------

           Effects of exchange rates                                                              (183,117)                (110,311)
                                                                                      --------------------     --------------------

Net (decrease) increase in cash                                                                (21,106,178)              37,572,090

Cash and cash equivalents  - beginning of period                                                80,058,791               89,633,634
                                                                                      --------------------     --------------------

Cash and cash equivalents  - end of period                                            $         58,952,613     $        127,205,724
                                                                                      ====================     ====================

      Supplemental disclosures of cash flow information:
           Cash paid during the year for:
                     Interest                                                         $             23,251     $             14,543
                                                                                      ====================     ====================

                     Taxes                                                            $            280,349     $               --
                                                                                      ====================     ====================

      Supplemental disclosures on noncash investing and financing activities:
           Noncash adjustment to purchase price for fiscal 2000 acquisitions          $            937,457     $               --
                                                                                      ====================     ====================


        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) BASIS OF PRESENTATION

         The consolidated financial statements and accompanying financial information as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000. Results for interim periods are not necessarily indicative of results for the entire year.

(2) ACQUISITIONS

         On October 16, 2000, the Company acquired Synet Service Corporation ("Synet") in a transaction accounted for as a purchase. Synet is a network and systems management consulting firm that works with organizations to improve the availability and reliability of e-commerce applications and network infrastructure. The consideration for the acquisition consisted of an aggregate of 1,922,377 shares of common stock at a fair value of $11.00 per share, par value $0.001 per share, $9,000,000 cash paid upon closing of the transaction and transaction expenses of $1,085,417, of which approximately $853,000 were paid as of June 30, 2001. Approximately 522,000 shares were accounted for as stock options until a related note was repaid in December 2000, at which time the shares were considered to be issued for accounting purposes. The Company also issued options to purchase 242,459 shares of common stock to employees of Synet in exchange for their Synet options. These options had a fair value of $1,110,893 and were accounted for as additional purchase price. The Company acquired net tangible assets of $169,482 and recorded intangible assets of approximately $33.4 million, which represented customer lists, workforce and excess of the purchase price over the fair value of the net tangible assets of approximately $30.4 million. Additionally, the Company recognized a deferred income tax liability of $1,184,620 related to the nondeductibility of certain acquired identifiable intangibles. In 2001, the Company recorded an additional $342,000 to the purchase price for the closing of certain offices and a reduction in workforce in connection with the Company's acquisition plan. This amount consisted of $301,000 for severance benefits for 16 employees laid-off and $41,000 for exit costs related to real estate. As of June 30, 2001, $204,000 of severance benefits remained unpaid and is reflected in accrued expenses and other current liabilities. Goodwill and the intangible assets are being amortized on a straight-line basis over periods of three to five years. The results of operations of Synet have been included in the results of operations of the Company since the date of acquisition.

         On December 14, 2000, the Company acquired Global Integrity Corporation ("Global Integrity") in a transaction accounted for as a purchase. Global Integrity provides information security services to Fortune 500 and Global 1000 companies. The consideration for the acquisition consisted of an aggregate of 5,240,275 shares of common stock at a fair value of $8.15 per share, par value $0.001 per share, $31,460,270 cash paid upon the closing of the transaction and transaction expenses of $1,830,162, of which all have been paid as of June 30, 2001. The Company also issued options to purchase 551,048 shares of common stock to employees of Global Integrity in exchange for their Global Integrity options. These options had a fair value of $2,271,434 and were accounted for as additional purchase price. Additionally, the Global Integrity stockholders and optionholders have the right to earn up to an additional $14,012,500 in value (to be paid in cash to stockholders and additional options to optionholders) upon the achievement of certain revenue milestones by the acquired business. The Company acquired net tangible assets of $4,313,033 and recorded intangible assets of approximately $81.3 million, which represented customer lists, workforce, tradenames, developed technology and excess of the purchase price over the fair value of the net tangible assets of approximately $63.0 million. Additionally, the Company recognized a deferred income tax liability of $7,308,222 related to the nondeductibility of certain acquired identifiable intangibles. In 2001, the Company recorded an additional $2.4 million to the purchase price for the closing of certain offices and a reduction in workforce in connection with the Company's acquisition plan. This amount consisted of $185,000 for severance benefits for 15 employees laid-off and $2.2 million for exit costs related to real estate. As of June 30, 2001, $1.6 million remained unpaid for severance benefits and exit costs. Such amount is reflected in accrued expenses and other current liabilities. Goodwill and the intangible assets are being amortized on a straight-line basis over periods of three to five years. The results of operations of Global Integrity have been included in the results of operations of the Company since the date of acquisition.

         The following unaudited information presents the pro forma results of operations for the Company for the three and six months ended June 30, 2000 as if the acquisitions of Synet and Global Integrity had occurred on the first day of these periods.


                                                                                       Three Months Ended        Six Months Ended
                                                                                         June 30, 2000            June 30, 2000
                                                                                      --------------------     --------------------

                                                                                          (unaudited)               (unaudited)

Revenues                                                                              $         29,857,555     $         58,141,551
Net loss                                                                              $         (4,472,793)    $         (9,550,535)

Per Share Information:
Net loss per share - Basic and Diluted                                                $              (0.14)    $              (0.30)
Weighted average shares outstanding -
Basic and Diluted                                                                     $         32,295,820     $         31,456,164


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

         The following table reconciles the numerator and denominator for the calculation:

                                                                         Three Months Ended             Six Months Ended
                                                                               June 30                       June 30
                                                                     ---------------------------   ---------------------------
                                                                         2001           2000           2001           2000
                                                                     ------------   ------------   ------------   ------------
                                                                             (unaudited)                    (unaudited)

Numerator -

   Net (loss) income                                                 $(22,646,364)  $  1,663,946   $(41,633,271)  $  2,692,486
                                                                     ------------   ------------   ------------   ------------


Denominator -

    Denominator for basic earnings
      per share - weighted average
      shares outstanding                                               35,952,843     25,525,718     35,697,095     24,489,787
                                                                     ============   ============   ============   ============

    Effect of dilutive securities -
      Incremental shares for assumed
      conversion of options                                                  --        8,632,355           --        9,423,747
                                                                     ------------   ------------   ------------   ------------

   Denominator for diluted earnings
      per share - weighted average
      shares outstanding                                               35,952,843     34,158,073     35,697,095     33,913,534
                                                                     ============   ============   ============   ============

Net (loss) income per share -

             Basic                                                   $      (0.63)  $       0.07   $      (1.17)  $       0.11
             Diluted                                                 $      (0.63)  $       0.05   $      (1.17)  $       0.08
                                                                     ============   ============   ============   ============

(4) COMPREHENSIVE (LOSS) INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components. The components of comprehensive (loss) income are as follows:

                                                                         Three Months Ended             Six Months Ended
                                                                               June 30                       June 30
                                                                     ---------------------------   ---------------------------
                                                                         2001           2000           2001           2000
                                                                     ------------   ------------   ------------   ------------
                                                                             (unaudited)                    (unaudited)

Net (loss) income                                                    $(22,646,364)  $  1,663,946   $(41,633,271)  $  2,692,486
 Unrealized (loss) gain on
    investments                                                            (6,972)       (19,413)        14,842        (32,433)
 Foreign currency translation
   adjustment                                                              97,028       (120,180)      (183,117)      (110,311)
                                                                     ------------   ------------   ------------   ------------
Comprehensive (loss) income                                          $(22,556,308)  $  1,524,353   $(41,801,546)  $  2,549,742
                                                                     ============   ============   ============   ============

 (5) RESTRUCTURING AND OTHER CHARGES

         In February 2001, the Company's management foresaw the need to lower the operating costs of the business given its near-term revenue projections. Therefore, the Company established a plan that included the following: (1) a reduction in its workforce for both domestic and international operations related to professional consultant employees that had been underutilized for several months and also to employees that held various management, sales and administrative positions deemed to be duplicative functions; (2) the closing of several domestic and international regional offices located in geographic areas that no longer cost justified remaining open; and (3) the discontinuance of electronic equipment leases and other expenses related to the reduction in workforce.

         As of June 30, 2001, 138 employees were laid-off. The Company recorded restructuring charges of $3,275,033, of which $1,620,852 remained unpaid as of June 30, 2001. Such charges consisted of $1,683,473 in severance benefits, $1,458,614 in exit costs related to real estate and electronic equipment, and $132,946 in other related expenses. These charges have been reflected as operating expenses of the Company.

         In June 2001, the Company wrote-off approximately $1,030,000 related to internal software management tools that no longer suited the business needs of the Company.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.


(7)  SUBSEQUENT EVENTS


         In August 2001, the Company laid-off approximately 63 employees in connection with the restructuring plan. These employees consisted primarily of field consultants and sales personnel. The Company also closed additional domestic offices located in geographic areas that no longer cost justified remaining open. The Company will record restructuring charges for severance payments of approximately $600,000 and exit costs related to real estate of approximately $2.9 million.



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

Substantially all of our revenues are derived from professional services. We provide network consulting services to our clients on either a project outsource or collaborative consulting basis. We derive revenues from these services on both a fixed-price, fixed-time basis and on a time-and-expense basis. We use our BusinessFirst methodology to estimate and propose prices for our fixed-price projects. The estimation process accounts for standard billing rates particular to each project, the client's technology environment, the scope of the project and the project's timetable and overall technical complexity. A member of our senior management team must approve all of our fixed-price proposals in excess of $500,000. For these contracts, we recognize revenue using a percentage-of-completion method primarily based on costs incurred. We make provisions for estimated losses on uncompleted contracts on a contract-by-contract basis and recognize such provisions in the period in which the losses are determined. Professional services revenues for time-and-expense based projects are recognized as services are performed. Any payments received in advance of services performed are recorded as deferred revenue. Our clients are generally able to reduce or cancel their use of our professional services without penalty and with little or no notice. We also derive limited revenues from the sale of hardware and software. We sell hardware and software only when specifically requested by a client. We expect revenues from the sale of hardware and software to continue to decline on a percentage basis.

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

On October 16, 2000, we acquired Synet Service Corporation for an aggregate purchase price of approximately $32.3 million. The purchase price was paid in the form of 1,922,377 shares of our common stock, options to purchase 242,459 shares of our common stock and $9.0 million in cash in exchange for all of the outstanding capital stock of Synet. The acquisition was accounted for as a purchase and resulted in intangible assets of approximately $33.4 million representing the customer lists, workforce and excess of the purchase price over the fair value of the net tangible assets acquired. During 2001, the Company adjusted the purchase price for $342,000 for the closing of certain offices and a reduction in workforce in connection with the acquisition plan. The intangible assets are being amortized over a period of 3-5 years.

On December 14, 2000, we acquired Global Integrity Corporation for an aggregate purchase price of approximately $78.3 million. The purchase price was paid in the form of 5,240,275 shares of our common stock, options to purchase 551,048 shares of common stock and $31.5 million in cash in exchange for all of the outstanding capital stock of Global Integrity. The acquisition was accounted for as a purchase and resulted in intangible assets of approximately $81.3 million representing the customer lists, workforce, tradenames, developed technology and excess of the purchase price over the fair value of the net tangible assets acquired. During 2001, the Company adjusted the purchase price for $2.4 million for the closing of certain offices and a reduction in workforce in connection with the acquisition plan. The intangible assets are being amortized over a period of 3-5 years.

Given the decline in revenue related to the service provider customer base, coupled with the continuing uncertainty in the professional network consulting services marketplace, we believe that our quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as indications of future performance.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2000


REVENUES. Revenues decreased 21.6% to $18.3 million in the three months ended June 30, 2001 from $23.4 million in the three months ended June 30, 2000. Revenues from professional services decreased 19.1% to $17.8 million in the three months ended June 30, 2001 from $22.1 million in the three months ended June 30, 2000. This decrease was primarily due to the severe contraction in spending by telecom service providers in both domestic and international operations and difficult market conditions in the enterprise sector. Revenues from hardware and software sales decreased 62.4% to $492,000 in the three months ended June 30, 2001 from $1.3 million in the three months ended June 30, 2000. This decrease was primarily due to a decline in client requests for hardware and software in connection with professional services projects. During the three months ended June 30, 2001, BellSouth Corporation accounted for 20.2% of our revenues. The number of our billable consultants increased to 416 as of June 30, 2001 from 377 as of June 30, 2000.

GROSS PROFIT. Gross profit decreased 59.2% to $4.6 million in the three months ended June 30, 2001 from $11.2 million in the three months ended June 30, 2000. As a percentage of revenues, gross profit decreased to 24.9% in the three months ended June 30, 2001 from 47.9% in the three months ended June 30, 2000. This decrease in gross profit is a result of a decrease in utilization of the related consultants in addition to the write-off of $500,000 of software inventory which was no longer deemed to be saleable. Excluding the impact of this write-off, gross margin was 27.6% for the three months ended June 30, 2001. Cost of revenues increased 13.1% to $13.8 million in the three months ended June 30, 2001 from $12.2 million in the three months ended June 30, 2000. This increase in cost of revenues was due primarily to an increase in compensation and benefits paid to consultants in addition to the $500,000 write-off of software inventory.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 51.3% to $4.7 million in the three months ended June 30, 2001 from $3.1 million in the three months ended June 30, 2000. As a percentage of revenues, sales and marketing expenses increased to 25.8% in the three months ended June 30, 2001 from 13.4% in the three months ended June 30, 2000. The increase in absolute dollars was primarily due to an increase of $191,000 in commissions paid, an increase of $1.4 million in compensation and benefits paid due to the hiring of additional personnel and the acquisitions of Synet and Global Integrity, and an increase of $25,000 in sales and marketing efforts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 87.6% to $12.1 million in the three months ended June 30, 2001 from $6.4 million in the three months ended June 30, 2000. As a percentage of revenues, general and administrative expenses increased to 65.7% in the three months ended June 30, 2001 from 27.5% in the three months ended June 30, 2000. The increase in absolute dollars was primarily due to an increase of $1.8 million in compensation and benefits costs due to the continued investment in our domestic organization and European corporate staff, an increase of $798,000 in facilities and equipment leases reflecting the continued investment in our infrastructure, an increase of $917,000 in bad debt expense, and an increase of $2.2 million in professional services and other administrative costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 117.4% to $953,000 in the three months ended June 30, 2001 from $438,000 in the three months ended June 30, 2000. This increase was due to purchases of additional computer equipment to support our growth offset by write-offs of leasehold improvements in connection with the restructuring plan.

INTANGIBLES AMORTIZATION. Amortization of intangibles increased to $6.3 million for the three months ended June 30, 2001 from $213,000 for the three months ended June 30, 2000. For the three months ended June 30, 2001, the amount consisted of $213,000 amortization of intangibles related to the acquisition of Network Resource Consultants and Company B.V. ("NRCC") in August 1999, $1.7 million amortization of intangibles related to the acquisition of Synet in October 2000 and $4.4 million amortization of intangibles related to the acquisition of Global Integrity in December 2000. For the three months ended June 30, 2000, amortization was solely related to intangibles as a result of the NRCC acquisition.

RESTRUCTURING AND OTHER CHARGES. For the three months ended June 30, 2001, the Company laid-off 68 employees in connection with its restructuring plan. These employees consisted primarily of employees who held certain administrative and management positions deemed to be duplicative functions. Amounts recognized as restructuring charges are $1.1 million in severance benefits, $1.5 million in exit costs related to real estate and electronic equipment, and $133,000 in other related expenses related to the reduction in force. Additionally, included in this financial statement caption for the three months ended June 30, 2001, is $1,030,000 related to the write-off of internal software management tools that no longer suit the business needs of the Company.

NONCASH COMPENSATION EXPENSE. During 1999, the Company granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock resulting in deferred compensation. During 2000, related to the acquisition of Synet and Global Integrity, the Company issued options to Synet and Global Integrity optionholders in exchange for their Synet and Global Integrity options, respectively. The unvested portion of the Synet and Global Integrity options resulted in deferred compensation. These transactions result in noncash compensation expense over the period that these specific options vest. During the three months ended June 30, 2001 and 2000, the Company recorded approximately $108,000 and $19,000, respectively, of noncash compensation expenses related to these options.

OTHER INCOME (EXPENSE). Other income decreased to $593,000 in the three months ended June 30, 2001 from $1.9 million in the three months ended June 30, 2000. This decrease was primarily due to a decrease in interest income as a result of the utilization of cash and cash equivalents to fund current operating needs, the Synet and Global Integrity acquisitions, and a general decline in interest rates.

INCOME TAXES. For the three months ended June 30, 2001 the benefit for income taxes was fully offset by valuation allowances. For the three months ended June 30, 2000, the income tax provision was $1.3 million on pre-tax income of approximately $2.9 million. The difference in the effective tax rates relates to the provision for a valuation allowance against net operating losses and an increase in expenses not deductible for tax purposes.

Six Months Ended June 30, 2001 and 2000



REVENUES. Revenues decreased 7.8% to $39.1 million in the six months ended June 30, 2001 from $42.4 million in the six months ended June 30, 2000. Revenues from professional services decreased 6.8% to $38.2 million in the six months ended June 30, 2001 from $41.0 million in the six months ended June 30, 2000. This decrease was primarily due to the severe contraction in spending by telecom service providers in both domestic and international operations and difficult market conditions in the enterprise sector. Revenues from hardware and software sales decreased to $893,000 in the six months ended June 30, 2001 from $1.5 million in the six months ended June 30, 2000. This decrease was primarily due to a decline in client requests for hardware and software in connection with professional services projects. During the six months ended June 30, 2001, BellSouth Corporation accounted for 19.1% of our revenues. The number of our billable consultants increased to 416 as of June 30, 2001 from 377 as of June 30, 2000.

GROSS PROFIT. Gross profit decreased 51.9% to $9.8 million in the six months ended June 30, 2001 from $20.4 million in the six months ended June 30, 2000. As a percentage of revenues, gross profit decreased to 25.2% in the six months ended June 30, 2001 from 48.2% in the six months ended June 30, 2000. This decrease in gross profit is a result of a decrease in utilization of the related consultants in addition to the write-off of $500,000 of software inventory which was deemed to be no longer saleable. Excluding the impact of this write-off, gross margin was 26.4% for the six months ended June 30, 2001. Cost of revenues increased 33.1% to $29.3 million in the six months ended June 30, 2001 from $22.0 million in the six months ended June 30, 2000. This increase in cost of revenues was due primarily to an increase in compensation and benefits paid to consultants in addition to the $500,000 write-off of software inventory.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 60.8% to $9.3 million in the six months ended June 30, 2001 from $5.8 million in the six months ended June 30, 2000. As a percentage of revenues, sales and marketing expenses increased to 23.8% in the six months ended June 30, 2001 from 13.6% in the six months ended June 30, 2000. The increase in absolute dollars was primarily due to an increase of $659,000 in commissions paid, an increase of $2.5 million in compensation and benefits paid due to the hiring of additional personnel and the acquisitions of Synet and Global Integrity, and an increase of $375,000 in sales and marketing efforts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 101.8% to $23.9 million in the six months ended June 30, 2001 from $11.9 million in the six months ended June 30, 2000. As a percentage of revenues, general and administrative expenses increased to 61.2% in the six months ended June 30, 2001 from 28.0% in the six months ended June 30, 2000. The increase in absolute dollars was primarily due to an increase of $4.3 million in compensation and benefits costs due to the continued investment in our domestic organization and European corporate staff, an increase of $2.1 million in facilities and equipment leases reflecting the continued investment in our infrastructure, an increase of $1.5 million in bad debt expense, and an increase of $4.1 million in professional services and other administrative costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 141.1% to $1.7 million in the six months ended June 30, 2001 from $713,000 in the six months ended June 30, 2000. This increase was due to purchases of additional computer equipment to support our growth offset by write-offs of leasehold improvements in connection with the restructuring plan.

INTANGIBLES AMORTIZATION. Amortization of intangibles increased to $12.7 million for the six months ended June 30, 2001 from $426,000 for the six months ended June 30, 2000. For the six months ended June 30, 2001, the amount consisted of $426,000 amortization of intangibles related to the acquisition of NRCC in August 1999, $3.5 million amortization of intangibles related to the acquisition of Synet in October 2000 and $8.8 million amortization of intangibles related to the acquisition of Global Integrity in December 2000. For the six months ended June 30, 2000, amortization was solely related to intangibles as a result of the NRCC acquisition.

RESTRUCTURING AND OTHER CHARGES. For the six months ended June 30, 2001, the Company laid-off 138 employees in connection with its restructuring plan. These employees consisted of field consultants that were under performing as well as employees who held certain administrative and management positions deemed to be duplicative functions. Amounts recognized as restructuring charges included $1.7 million in severance benefits, $1.5 million in exit costs related to real estate and electronic equipment, and $133,000 in other related expenses related to the reduction in force. Additionally, included in the financial statement caption for the six months ended June 30, 2001 is $1,030,000 related to the write-off of internal software management tools that no longer suit the business needs of the Company.

LOSS ON LONG-TERM INVESTMENT IN RELATED PARTY. On March 22, 2001, Paradigm4, Inc. filed for federal bankruptcy protection. This action created significant uncertainty regarding the Company's investment in Paradigm4. As a result, the Company has recognized a loss on its $1.0 million investment in Paradigm4 for the six months ended June 30, 2001.

NONCASH COMPENSATION EXPENSE. During 1999, the Company granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock resulting in deferred compensation. During 2000, related to the acquisition of Synet and Global Integrity, the Company issued options to Synet and Global Integrity optionholders in exchange for their Synet and Global Integrity options, respectively. The unvested portion of their Synet and Global Integrity options resulted in deferred compensation. These transactions result in noncash compensation expense over the period that the specific options vest. During the six months ended June 30, 2001 and 2000, the Company recorded approximately $218,000 and $38,000, respectively, of noncash compensation expenses related to these options.

OTHER INCOME (EXPENSE). Other income decreased to $1.7 million in the six months ended June 30, 2001 from $3.2 million in the six months ended June 30, 2000. This decrease was primarily due to a decrease in interest income as a result of the utilization of cash and cash equivalents to fund current operating needs, the Synet and Global Integrity acquisitions, and a general decline in interest rates.

INCOME TAXES. For the six months ended June 30, 2001 the benefit for income taxes was fully offset by valuation allowances. For the six months ended June 30, 2000, the income tax provision was $2.1 million on pre-tax income of approximately $4.8 million. The difference in the effective tax rates relates to the provision for a valuation allowance against net operating losses and an increase in expenses not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES. Since inception, we have financed our operations through borrowings under short-term credit facilities, the sale of equity securities and cash flows from operations. As of June 30, 2001, we had approximately $59.0 million in cash and cash equivalents and $2.0 million in marketable securities.

Net cash used in operating activities was $17.4 million for the six months ended June 30, 2001 due to losses generated in operations and an increase in accrued expenses.

Net cash used in investing activities was $5.3 million for the six months ended June 30, 2001. Cash used in investing activities resulted from capital expenditures of approximately $5.1 million and adjustments to purchase price of $2.0 million as a result of the acqusition plan. Capital expenditures consisted of $1.2 million of costs incurred in connection with the development of software to be used for internal purposes and $3.9 million related to purchases of computer equipment in connection with the expansion of our operations in Germany and the continued investment in our infrastructure.

Cash provided by financing activities was $1.7 million for the six months ended June 30, 2001. Cash provided by financing activities resulted from the receipt of proceeds from the exercise of options and the sale of stock in connection with the Company's Employee Stock Purchase Plan.

We have a demand loan facility, secured by a lien on all of our assets, under which we may borrow up to the lesser of $10.0 million or 80.0% of our accounts receivable. Amounts outstanding under the facility bear interest at the lender's base rate which was 6.75% as of June 30, 2001. As of June 30, 2001, there were no amounts outstanding under the facility.

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

         Adverse market conditions, particularly those affecting the professional services industry, may impair our operating results

         Our results depend to a large extent on market conditions affecting the technology industry in general and the telecommunications and enterprise sectors in particular. Adverse market conditions in the sectors in which we operate could delay buying decisions or cause projects to be deferred, reduced in scope or discontinued. These sectors have experienced a drastic downturn in the past twelve months. If market conditions and corporate spending continue to worsen in these sectors, our operating results will continue to suffer.

         Because most of our revenues are generated from a small number of clients, our revenues are difficult to predict and the loss of one client could significantly reduce our revenues

         During the six months ended June 30, 2001, BellSouth Corporation accounted for 19.1% of our revenues. Our five largest clients accounted for 41.6% of our revenues for the six months ended June 30, 2001. For the year ended December 31, 2000, our five largest clients accounted for 37.8% of our revenues. If one of our major clients discontinues or significantly reduces the use of our services, we may not generate sufficient revenues to offset this loss of revenues and our net loss will increase. In addition, the non-payment or late payment of amounts due from a major client could adversely affect us. As of June 30, 2001, the accounts receivable from BellSouth Corporation was approximately $3.3 million, which related to work performed in February 2001 through June 2001.

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

         o reductions in our billing rates;

         o market conditions in the sectors in which we operate;

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

         We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects

         We derive a substantial portion of our revenues from fixed-price projects. For the six months ended June 30, 2001 and the year ended December 31, 2000, fixed-price projects accounted for 48.5% and 43.2% of our revenue, respectively. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed the price, which could result in a loss on the project and a decrease in net income. Further, the average size of our contracts has increased in recent quarters, resulting in a corresponding increase in our exposure to the financial risks of fixed-price engagements. We recognize revenues from fixed-price projects based on our estimate of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on a fixed-price project may not accurately reflect the final results of the project and we would be required to record an expense for these periods equal to the amount by which our revenues were previously overstated.

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

         Our long sales cycle makes our revenues difficult to predict and could cause our quarterly operating results to be below the expectations of public market analysts and investors

         The timing of our revenues is difficult to predict because of the length and variance of the time required to complete a sale. This unpredictability is often compounded by uncertain market conditions. Before hiring us for a project, our clients often undertake an extensive review process and may require approval at various levels within their organization. Any delay due to a long sales cycle could reduce our revenues for a quarter and cause our quarterly operating results to be below the expectations of public market analysts or investors. If this occurs, the price of our common stock is likely to decline.

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

         Risks Related to Our Strategy and Market

         We may have difficulty managing our operations, which may harm our business

         A key part of our strategy is to grow our business; however, our rapid growth has placed a significant strain on our managerial and operational resources. From January 1, 1997 to June 30, 2001, our staff increased from approximately 123 to approximately 596 employees. Since such time, as a result of market conditions and other factors, we have decreased our staff to 539 employees as of August 1, 2001. As a result of this reduction, the remaining employees have been charged with additional responsibilities. To manage our growth, we must continue to improve our financial and management controls, reporting systems and procedures, and expand and train our work force. We may not be able to do so successfully.

         Our management team has experienced significant turnover which could interrupt our business and adversely affect our growth

         Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. Andrew Zimmerman has recently been appointed our Chief Executive Officer, and our President has recently resigned. In addition, in connection with our recent reduction in staff, many members of our senior management team have either departed, or been redeployed and given new responsibilities. If the restructuring of our senior management team does not lead to the results we expect, our ability to effectively deliver our services, manage our company, and carry out our business plan may be impaired.

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

         Our international expansion efforts, which are a key part of our growth strategy, may not be successful

         We expect to expand our international operations and international sales and marketing efforts. In January 1999, we commenced operations in England. In August 1999, we acquired Network Resource Consultants and Company, a network consulting company based in The Netherlands. Additionally, Synet Service Corporation, acquired in October 2000, has a German subsidiary, whose operations we have significantly increased, and Global Integrity Corporation, acquired in December 2000, has existing operations in England and Japan. We have had limited experience in marketing, selling and distributing our services internationally. We may not be able to maintain and expand our international operations or successfully market our services internationally. Failure to do so may negatively affect our business, as well as our ability to grow.

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

We may not successfully penetrate the managed security services market

         In December 2000, we entered into the managed security services market. This is a new market for us and one in which we have not had significant experience. Entering into this market requires a material financial commitment by us. To date we have made a substantial infrastructure investment in order to serve this market. We cannot assure you that our efforts in this new market will be successful. Accordingly, we may lose some or all of the resources we invest in this new market.

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

         We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders

         Our directors, executive officers and affiliates currently beneficially own approximately 45% of the outstanding shares of our common stock. Accordingly, these stockholders will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.

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

By Decision and Order dated July 16, 2001, Judge Hickman denied Plaintiff's motion to amend his complaint to add a new cause of action for breach of an implied covenant of good faith and fair dealing.

This matter is set for trial on May 6, 2002.


         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 27, 1999, the SEC declared effective the Registration Statement on Form S-1, SEC Registration Number 333-84045 for our public offering of common stock in the United States (the "Offering"). We realized net proceeds of approximately $67.0 million from the Offering. Since that time we have used the proceeds for the following: $11.1 million for the acquisition of Synet; $33.3 million for the acquisition of Global Integrity; and $21.1 million to fund current operating needs.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES
                 NONE

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2001 Annual Meeting of Stockholders on May 22, 2000. At that meeting, the stockholders approved the following proposals: (i) the election of Peter L. Bloom, Eric Meyer and William W. Wyman as Class II directors to serve on the Board of Directors, (ii) the ratification of the Board of Directors' decision to select Arthur Andersen LLP as our independent public accountants for the year ending December 31, 2001 and (iii) the approval of an amendment to our 1999 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan by 14,000,000 shares to an aggregate of 21,004,637 shares.

There were 31,569,766 votes cast for, 40,386 votes cast against and 0abstentions in connection with the election of Peter L. Bloom as a Class II Director. There were 31,362,682 votes cast for, 247,470 votes cast against and 0 abstentions in connection with the election of Eric Meyer as a Class II Director. There were 27,467,585 votes cast for, 4,142,567 votes cast against and 0 abstentions in connection with the election of William W. Wyman as a Class II Director. The remainder of our Board of Directors remains as previously reported. There were 31,552,721 votes cast for, 55,671 votes cast against and 1,760 abstentions in connection with ratification of the Board of Director's decision to select Arthur Andersen LLP as our independent public accountants for the year ending December 31, 2001. There were 17,741,501 votes cast for, 8,241,071 votes cast against and 59,611 abstentions in connection with the approval of an amendment to our 1999 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan by 14,000,000 shares to an aggregate of 21,004,637 shares.

         ITEM 5. OTHER INFORMATION
                 NONE

         ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

            (a) The following exhibit is filed as part of this report:

               10.1 Employment Agreement, dated as of June 15, 2001, by and between the Registrant and Andrew Zimmerman.

            (b) The Company filed two reports on Form 8-K during the first quarter ended June 30, 2001. Information regarding the items reported on is as follows:

                  April 3, 2001
                           The Company announced that Ronald G. Pettengill had resigned as Chairman and Chief Executive Officer of the Company.

                  June 28, 2001
                           The Company announced that Andrew Zimmerman has been elected Chief Executive Officer of the Company.

         ITEM 7.  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PREDICTIVE SYSTEMS, INC.
     (Registrant)


Date:    August 14, 2001        /s/ ANDREW ZIMMERMAN
--------------------------------------------------------------------------------
     Name: Andrew Zimmerman

                            Title: Chief Executive Officer
     (principal executive officer)


Date:    August 14, 2001        /s/ GERARD E. DORSEY
--------------------------------------------------------------------------------
Name: Gerard E. Dorsey
Title: Chief Financial Officer
(principal accounting and financial officer)