Form 10-Q
period 2001-09-30
PREDICTIVE SYSTEMS INC
filed 2001-11-14
CIK 727489

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                        PERIOD ENDING SEPTEMBER 30, 2001.

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                  ____________________ TO ____________________.

                        COMMISSION FILE NUMBER: 333-84045

                            PREDICTIVE SYSTEMS, INC.
                            ------------------------

             (Exact Name of Registrant as Specified in its Charter)



             DELAWARE                                 13-3808483
----------------------------------       ---------------------------------------
 (State or other Jurisdiction of         (I.R.S. Employer Identification Number)
  Incorporation or Organization)


                  19 WEST 44TH STREET, NEW YORK, NEW YORK 10036
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 659-3400
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

As of November 12, 2001, there were 36,353,241 shares of the registrant's common stock, $.001 par value per share, outstanding.

                                      INDEX

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES



                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

      ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of September 30, 2001
               (unaudited) and December 31, 2000 ........................      1

               Consolidated Statements of Operations for the three and nine
               months ended September, 2001 and 2000 (unaudited) ..... ..      2

               Consolidated Statement of Cash Flows for the nine months
               ended September 30, 2001 and 2000 (unaudited) ...............   3

               Notes to Consolidated Financial Statements (unaudited) ...      4

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS .....................      7

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK ....................................................     16

PART II. OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS ........................................     17

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ................     17

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..........................     17

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......     17

      ITEM 5.  OTHER INFORMATION ........................................     17

      ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K ..........................     17

      ITEM 7.  SIGNATURES ...............................................     18

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                               September 30, 2001  December 31, 2000
                                                                                               ------------------  -----------------
                                                                                                  (unaudited)

                                     ASSETS
Current assets
        Cash and cash equivalents                                                                    $ 41,101,355      $ 80,058,791
        Investment in marketable securities, at market value                                            3,864,979         3,794,100
        Restricted cash                                                                                 1,106,847                --
        Accounts receivable - net of allowance for
             doubtful accounts of $2,177,473 and $1,292,491, respectively                              13,847,852        22,454,109
        Unbilled work in process                                                                        3,072,530         5,055,471
        Inventory held for resale                                                                       3,125,475                --
        Related party receivables                                                                       2,205,977         4,115,043
        Receivables from employees and stockholders                                                        27,764           423,074
        Prepaid expenses and other current assets                                                       2,398,230         2,335,192
                                                                                                     ------------      ------------
             Total current assets                                                                      70,751,009       118,235,780

Property and equipment - net of accumulated
        depreciation and amortization of $4,032,997 and $3,363,265, respectively                        9,238,172        10,403,523

Intangible assets - net of accumulated amortization of $22,337,851 and $3,238,59                       40,000,816       115,441,166

Long-term investments in related parties                                                                       --         2,000,000

Restricted cash                                                                                           779,752                --

Other assets                                                                                              657,430           248,068
                                                                                                     ------------      ------------
                       Total assets                                                                  $121,427,179      $246,328,537
                                                                                                     ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

        Accounts payable                                                                             $  6,111,124      $  3,062,164
        Accrued compensation                                                                            2,483,735         3,096,492
        Accrued expenses and other current liabilities                                                  7,518,779         9,418,105
        Current portion of capital lease obligations                                                       95,719           137,734
        Deferred income                                                                                 1,750,326         2,890,130
                                                                                                     ------------       ------------
             Total current liabilities                                                                 17,959,683        18,604,625
                                                                                                     ------------       ------------
Noncurrent liabilities
        Capital lease obligations                                                                          59,035           151,965
        Deferred rent                                                                                      19,020           530,589
        Deferred income tax liability                                                                   3,347,072         3,347,072
                                                                                                     ------------       ------------
             Total noncurrent liabilities                                                               3,425,127         4,029,626
                                                                                                     ------------       ------------
             Total liabilities                                                                         21,384,810        22,634,251
                                                                                                     ------------       ------------
Commitments and contingencies

Stockholders' equity
        Common stock, $.001 par value, 200,000,000 shares authorized,
             36,258,414 and 34,903,696 shares issued and outstanding                                       36,258            34,904
        Additional paid-in capital                                                                    229,555,564       227,753,713
        Deferred compensation                                                                            (423,841)         (694,280)
        Accumulated deficit                                                                          (129,399,233)       (3,517,572)
        Accumulated other comprehensive (loss) income                                                     273,621           117,521
                                                                                                     ------------       ------------
             Total stockholders' equity                                                               100,042,369       223,694,286
                                                                                                     ------------       ------------
Total liabilities and stockholders' equity                                                           $121,427,179      $246,328,537
                                                                                                     ============       ============

   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three Months Ended September 30        Nine Months Ended September 30
                                                            ---------------------------------      ---------------------------------
                                                                 2001               2000               2001                2000
                                                             ------------       ------------       -------------       ------------
Revenues:
        Professional services                                $ 14,350,936       $ 23,754,147       $  52,550,151       $ 64,722,534
        Hardware and software sales                               677,389            912,702           1,570,300          2,364,435
                                                             ------------       ------------       -------------       ------------
          Total revenues                                       15,028,325         24,666,849          54,120,451         67,086,969
                                                             ------------       ------------       -------------       ------------
Cost of revenues:
          Professional services                                11,676,764         12,137,154          39,755,989         33,011,745
          Hardware and software purchases                         617,682            669,337           1,796,541          1,777,293
                                                             ------------       ------------       -------------       ------------
          Total cost of revenues                               12,294,446         12,806,491          41,552,530         34,789,038
                                                             ------------       ------------       -------------       ------------
          Gross profit                                          2,733,879         11,860,358          12,567,921         32,297,931
                                                             ------------       ------------       -------------       ------------
Sales and marketing                                             3,632,208          3,168,536          12,920,849          8,945,321
General and administrative                                     10,435,199          6,954,218          34,374,099         18,819,571
Depreciation and amortization                                     582,951            452,814           2,302,730          1,166,074
Intangibles amortization                                        6,424,362            213,177          19,099,253            639,531
Loss on equipment                                                 443,498                 --             443,498                 --
Impairment of intangibles                                      60,485,448                 --          60,485,448                 --
Restructuring and other charges                                 4,571,028                 --           8,875,793                 --
Loss on long-term investment in related party                   1,000,000                 --           2,000,000                 --
Noncash compensation expense                                       82,687             19,039             300,923             57,117
                                                             ------------       ------------       -------------       ------------
          Operating expenses                                   87,657,381         10,807,784         140,802,593         29,627,614
                                                             ------------       ------------       -------------       ------------
          Operating (loss) profit                             (84,923,502)         1,052,574        (128,234,672)         2,670,317

Other income (expense):

        Interest income, net                                      570,725          2,073,247           2,302,408          5,262,756
        Other income (expense)                                    104,387             (4,666)             50,603            (15,783)
                                                             ------------       ------------       -------------       ------------

(Loss) income before income tax provision                     (84,248,390)         3,121,155        (125,881,661)         7,917,290
Income tax provision                                                   --          1,339,374                  --          3,443,024
                                                             ------------       ------------       -------------       ------------
Net (loss) income                                            $(84,248,390)      $  1,781,781       $(125,881,661)      $  4,474,266
                                                             ============       ============       =============       ============
Net (loss) income per share: Basic                           $      (2.33)      $       0.07       $       (3.51)      $       0.18
                                                             ============       ============       =============       ============
Net (loss) income per share: Diluted                         $      (2.33)      $       0.05       $       (3.51)      $       0.13
                                                             ============       ============       =============       ============
Weighted average shares outstanding: Basic                     36,206,110         26,591,508          35,857,087         25,195,475
                                                             ============       ============       =============       ============
Weighted average shares outstanding: Diluted                   36,206,110         33,102,323          35,857,087         33,844,093
                                                             ============       ============       =============       ============

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 -----------------------------------
                                                                                                   Nine Months Ended September 30
                                                                                                 -----------------------------------
                                                                                                       2001                2000
                                                                                                 --------------       -------------
Cash flows from operating activities:
          Net (loss) income                                                                      $(125,881,661)       $   4,474,266

Adjustments to reconcile net (loss) income to
  net cash (used in) provided by operating activities:
        Noncash compensation expense                                                                   300,923               57,117
        Deferred income taxes                                                                               --            2,438,005
        Depreciation and amortization                                                               21,401,983            1,805,605
        Loss on equipment                                                                              443,498                   --
        Impairment of intangibles                                                                   60,485,448                   --
        Bad debt expense                                                                             4,269,283              253,622
        Loss on long-term investment in related party                                                2,000,000                   --
        Write-off of software inventory                                                                500,000                   --
        Write-off of receivables from employees                                                         27,237                   --
        Noncash component of restructuring and other charges                                         4,650,410                   --
        Decrease (increase) in-
          Restricted cash                                                                           (1,886,599)                  --
          Accounts receivable                                                                        5,891,469           (6,001,537)
          Unbilled work in process                                                                   1,279,003           (2,350,295)
          Inventory held for resale                                                                 (3,125,475)                  --
          Income taxes                                                                                (342,198)             969,697
          Prepaid expenses and other assets                                                         (1,166,173)            (209,843)
        Increase (decrease) in-
          Accounts payable                                                                           3,051,931              (34,316)
          Accrued expenses                                                                          (2,610,113)           2,374,359
          Deferred income                                                                             (723,234)            (551,016)
          Deferred rent and other long-term liabilities                                               (511,569)             454,365
                                                                                                --------------       --------------
             Net cash (used in) provided by operating activities                                   (31,945,837)           3,680,029
                                                                                                --------------       --------------

Cash flows from investing activities:
        Purchase of marketable securities, net                                                         (52,106)          (6,949,224)
        Repayments from (payments to) employees, net                                                    54,259              (85,226)
        Adjustments to purchase price for fiscal 2000 acquisitions                                  (1,910,164)                  --
        Purchase of property and equipment, net                                                     (7,154,541)          (5,521,323)
                                                                                                 --------------       --------------
             Net cash used in investing activities                                                  (9,062,552)         (12,555,773)
                                                                                                 --------------       --------------

Cash flows from financing activities:
        Principal payments on capital leases                                                          (134,945)                  --
        Proceeds from sale of stock through ESPP                                                       204,312            1,305,702
        Proceeds from sale of common stock, net of expenses                                                 --           39,824,079
        Proceeds from exercise of stock options                                                      1,844,258            3,196,334
                                                                                                 --------------       --------------
             Net cash provided by financing activities                                               1,913,625           44,326,115
                                                                                                 --------------       --------------

        Effects of exchange rates                                                                      137,328             (219,756)
                                                                                                 --------------       --------------

Net (decrease) increase in cash                                                                    (38,957,436)          35,230,615

Cash and cash equivalents  - beginning of period                                                    80,058,791           89,633,634
                                                                                                 --------------       --------------

Cash and cash equivalents  - end of period                                                       $  41,101,355        $ 124,864,249
                                                                                                 =============        ==============
    Supplemental disclosures of cash flow information:
        Cash paid during the year for:
             Interest                                                                            $      44,830        $      43,989
                                                                                                 ==============       ==============
             Taxes                                                                               $     523,610        $      83,734
                                                                                                 ==============       ==============

    Supplemental disclosures of noncash investing and financing activities:
          Noncash adjustment to purchase price for fiscal 2000 acquisitions                      $   2,196,521        $          --
                                                                                                 ==============       ==============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) BASIS OF PRESENTATION

The consolidated financial statements and accompanying financial information as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000. Results for interim periods are not necessarily indicative of results for the entire year.

(2) ACQUISITIONS

On October 16, 2000, the Company acquired Synet Service Corporation (Synet) in a transaction accounted for as a purchase. Synet is a network and systems management consulting firm that works with organizations to improve the availability and reliability of e-commerce applications and network infrastructure. The consideration for the acquisition consisted of an aggregate of 1,922,377 shares of common stock at a fair value of $11.00 per share, par value $0.001 per share, $9,000,000 cash paid upon closing of the transaction and transaction expenses of $1,085,417. Approximately 522,000 shares were accounted for as stock options until a related note was repaid in December 2000, at which time the shares were considered to be issued for accounting purposes. The Company also issued options to purchase 242,459 shares of common stock to employees of Synet in exchange for their Synet options. These options had a fair value of $1,110,893 and were accounted for as additional purchase price. The Company acquired net tangible assets of $169,482 and recorded intangible assets of approximately $33.4 million, which represented customer lists, workforce and excess of the purchase price over the fair value of the net tangible assets of approximately $30.4 million. Additionally, the Company recognized a deferred income tax liability of $1,184,620 related to the nondeductibility of certain acquired identifiable intangibles. In 2001, the Company recorded an additional $306,000 to the purchase price for the closing of certain offices and a reduction in workforce in connection with the Company's acquisition plan. This amount consisted of $254,000 for severance benefits for 21 employees laid-off and $52,000 for exit costs related to real estate. Additionally, the Company recorded an additional $30,000 to the purchase price as part of the final purchase price allocation. As of September 30, 2001, $16,000 remained unpaid for exit costs. Such amount is reflected in accrued expenses and other current liabilities. In the third quarter of fiscal 2001, the Company reviewed goodwill and the intangible assets for impairment due to revenue declines in this business. As a result of this review, an impairment loss of $18.2 million was recognized for the difference between the estimated value of Synet based on future undiscounted cashflows and the carrying amount of its assets and liabilities, including goodwill. Since the acquisition, goodwill and the intangible assets are being amortized on a straight-line basis over periods of three to five years. The results of operations of Synet have been included in the results of operations of the Company since the date of acquisition.

On December 14, 2000, the Company acquired Global Integrity Corporation (Global Integrity) in a transaction accounted for as a purchase. Global Integrity provides information security services to Fortune 500 and Global 1000 companies. The consideration for the acquisition consisted of an aggregate of 5,240,275 shares of common stock at a fair value of $8.15 per share, par value $0.001 per share, $31,460,270 cash paid upon the closing of the transaction and transaction expenses of $1,830,162, of which all have been paid as of September 30, 2001. The Company also issued options to purchase 551,048 shares of common stock to employees of Global Integrity in exchange for their Global Integrity options. These options had a fair value of $2,271,434 and were accounted for as additional purchase price. Additionally, the Global Integrity stockholders and optionholders have the right to earn up to an additional $14,012,500 in value (to be paid in cash to stockholders and additional options to optionholders) upon the achievement of certain revenue milestones by the acquired business. The Company acquired net tangible assets of $4,313,033 and recorded intangible assets of approximately $81.3 million, which represented customer lists, workforce, tradenames, developed technology and excess of the purchase price over the fair value of the net tangible assets of approximately $63.0 million. Additionally, the Company recognized a deferred income tax liability of $7,308,222 related to the nondeductibility of certain acquired identifiable intangibles. In 2001, the Company recorded an additional $2.4 million to the purchase price for the closing of certain offices and a reduction in workforce in connection with the Company's acquisition plan. This amount consisted of $178,000 for severance benefits for 15 employees laid-off and $2.2 million for exit costs related to real estate. Additionally, the Company recorded an additional $1.2 million to the purchase price as part of the final purchase price allocation. As of September 30, 2001, $1.3 million remained unpaid for severance benefits and exit costs. Such amount is reflected in accrued expenses and other current liabilities. In the third quarter of fiscal 2001, the Company reviewed goodwill and the intangible assets for impairment due to revenue declines in this business. As a result of this review, an impairment loss of $42.3 million was recognized for the difference between the estimated value of Global Integrity based on future undiscounted cashflows and the carrying amount of its assets and liabilities, including goodwill. Since the acquisition, goodwill and the intangible assets are being amortized on a straight-line basis over periods of three to five years. The results of operations of Global Integrity have been included in the results of operations of the Company since the date of acquisition.

The following unaudited information presents the pro forma results of operations for the Company for the three and nine months ended September 30, 2000 as if the acquisitions of Synet and Global Integrity had occurred on the first day of these periods.


                                                                                       Three Months Ended        Nine Months Ended
                                                                                       September 30, 2000       September 30, 2000
                                                                                      --------------------     --------------------

                                                                                          (unaudited)               (unaudited)

Revenues                                                                              $         34,790,013     $         92,931,562
Net loss                                                                              $         (8,541,244)    $        (18,244,431)

Per Share Information:
Net loss per share - Basic and Diluted                                                $              (0.26)    $              (0.55)
Weighted average shares outstanding -
Basic and Diluted                                                                     $         33,404,329     $         33,165,760



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

The following table reconciles the numerator and denominator for the calculation:


                                                                         Three Months Ended            Nine Months Ended
                                                                            September 30                  September 30
                                                                     ---------------------------   ---------------------------
                                                                         2001           2000           2001           2000
                                                                     ------------   ------------   ------------   ------------
                                                                             (unaudited)                    (unaudited)
Numerator -

   Net (loss) income                                                 $(84,248,390)  $  1,781,781   $(125,881,661) $  4,474,266
                                                                     ------------   ------------   -------------  ------------


Denominator -

    Denominator for basic earnings
      per share - weighted average
      shares outstanding                                               36,206,110     26,591,508     35,857,087     25,195,475
                                                                     ============   ============   ============   ============

    Effect of dilutive securities -
      Incremental shares for assumed
      conversion of options                                                  --        6,510,815           --        8,648,618
                                                                     ------------   ------------   ------------   ------------

   Denominator for diluted earnings
      per share - weighted average
      shares outstanding                                               36,206,110     33,102,323     35,857,087     33,844,093
                                                                     ============   ============   ============   ============

Net (loss) income per share -

             Basic                                                   $      (2.33)  $       0.07   $      (3.51)  $       0.18
             Diluted                                                 $      (2.33)  $       0.05   $      (3.51)  $       0.13
                                                                     ============   ============   ============   ============


(4) COMPREHENSIVE (LOSS) INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components. The components of comprehensive (loss) income are as follows:


                                                                         Three Months Ended             Nine Months Ended
                                                                            September 30                   September 30
                                                                     ---------------------------   ---------------------------
                                                                         2001           2000           2001           2000
                                                                     ------------   ------------   ------------   ------------
                                                                             (unaudited)                    (unaudited)

Net (loss) income                                                    $(84,248,390)  $  1,781,781  $(125,881,661)  $  4,474,266
 Unrealized gain (loss) on
    investments                                                             3,931         13,070         18,773        (19,363)
 Foreign currency translation
   adjustment                                                             320,445       (109,445)       137,328       (219,756)
                                                                     ------------   ------------   ------------   -------------
Comprehensive (loss) income                                          $(83,924,014)  $  1,685,406  $(125,725,560)  $  4,235,147
                                                                     ============   ============   ============   =============


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

As of September 30, 2001, 191 employees were laid-off. The Company recorded restructuring charges of $7,853,084, of which $1,427,651 remained unpaid as of September 30, 2001. Such charges consisted of $2,732,995 in severance benefits and other related expenses and $5,120,089 in exit costs related to real estate and electronic equipment. These charges have been reflected as operating expenses of the Company.

In June 2001, the Company wrote-off approximately $1,030,000 related to the abandonment of internal software management tools that no longer suited the business needs of the Company.

(6) EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB approved SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133, which amends SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As the Company currently does not engage in derivative instruments or hedging activities, the adoption of this accounting principle on January 1, 2001 did not have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company adopted the provisions of SFAS 142 in September 2001.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The Company is currently evaluating the impact of the adoption of SFAS No. 144, which the Company expects will not be material.

(7) SUBSEQUENT EVENTS

In October and November 2001, the Company laid-off approximately 17 employees in connection with the restructuring plan. These employees consisted primarily of professional consultants. The Company will record restructuring charges for severance payments of approximately $155,000 in connection with this reduction in workforce.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND FUTURE PERFORMANCE OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS EXPECTS, ANTICIPATES, INTENDS, BELIEVES OR SIMILAR LANGUAGE. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION RISK FACTORS IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN AND ELSEWHERE IN THE COMPANY'S OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

Substantially all of our revenues are derived from professional services. We provide information security and network consulting services to our clients on either a project outsource or collaborative consulting basis. We derive revenues from these services on both a fixed-price, fixed-time basis and on a time-and-expense basis. We use our BusinessFirst methodology to estimate and propose prices for our fixed-price projects. The estimation process accounts for standard billing rates particular to each project, the client's technology environment, the scope of the project and the project's timetable and overall technical complexity. A member of our senior management team must approve all of our fixed-price proposals in excess of $500,000. For these contracts, we recognize revenue using a percentage-of-completion method primarily based on costs incurred. We make provisions for estimated losses on uncompleted contracts on a contract-by-contract basis and recognize such provisions in the period in which the losses are determined. Professional services revenues for time-and-expense based projects are recognized as services are performed. Any payments received in advance of services performed are recorded as deferred revenue. Our clients are generally able to reduce or cancel their use of our professional services without penalty and with little or no notice. We also derive limited revenues from the sale of hardware and software. We sell hardware and software only when specifically requested by a client. We expect revenues from the sale of hardware and software to continue to decline on a percentage basis.

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

On October 16, 2000, we acquired Synet Service Corporation for an aggregate purchase price of approximately $32.3 million. The purchase price was paid in the form of 1,922,377 shares of our common stock, options to purchase 242,459 shares of our common stock and $9.0 million in cash in exchange for all of the outstanding capital stock of Synet. The acquisition was accounted for as a purchase and resulted in intangible assets of approximately $33.4 million representing the customer lists, workforce and excess of the purchase price over the fair value of the net tangible assets acquired. During 2001, the Company adjusted the purchase price for $336,000 for the closing of certain offices and a reduction in workforce in connection with the acquisition plan and to adjust the final purchase price allocation. In the third quarter of fiscal 2001, the Company reviewed goodwill and the intangible assets for impairment due to revenue declines in this business. As a result of this review, an impairment loss of $18.2 million was recognized for the difference between the estimated value of Synet based on future undiscounted cashflows and the carrying amount of its assets and liabilities, including goodwill. Since the acquisition, the intangible assets are being amortized over a period of 3-5 years.

On December 14, 2000, we acquired Global Integrity Corporation for an aggregate purchase price of approximately $78.3 million. The purchase price was paid in the form of 5,240,275 shares of our common stock, options to purchase 551,048 shares of common stock and $31.5 million in cash in exchange for all of the outstanding capital stock of Global Integrity. The acquisition was accounted for as a purchase and resulted in intangible assets of approximately $81.3 million representing the customer lists, workforce, tradenames, developed technology and excess of the purchase price over the fair value of the net tangible assets acquired. During 2001, the Company adjusted the purchase price for $3.6 million for the closing of certain offices and a reduction in workforce in connection with the acquisition plan and to adjust the final purchase price allocation. In the third quarter of fiscal 2001, the Company reviewed goodwill and the intangible assets for impairment due to revenue declines in this business. As a result of this review, an impairment loss of $42.3 million was recognized for the difference between the estimated value of Global Integrity based on future undiscounted cashflows and the carrying amount of its assets and liabilities, including goodwill. Since the acquisition, the intangible assets are being amortized over a period of 3-5 years.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000

REVENUES. Revenues decreased 39.1% to $15.0 million in the three months ended September 30, 2001 from $24.7 million in the three months ended September 30, 2000. Revenues from professional services decreased 39.6% to $14.4 million in the three months ended September 30, 2001 from $23.8 million in the three months ended September 30, 2000. This decrease was primarily due to the severe contraction in spending by telecom service providers in both domestic and international operations and difficult market conditions in the enterprise sector. Revenues from hardware and software sales decreased 25.8% to $677,000 in the three months ended September 30, 2001 from $913,000 in the three months ended September 30, 2000. This decrease was primarily due to a decline in client requests for hardware and software in connection with professional services projects. During the three months ended September 30, 2001, BellSouth Corporation accounted for 17.4% of our revenues. The number of our billable consultants decreased to 370 as of September 30, 2001 from 409 as of September 30, 2000.

GROSS PROFIT. Gross profit decreased 76.9% to $2.7 million in the three months ended September 30, 2001 from $11.9 million in the three months ended September 30, 2000. As a percentage of revenues, gross profit decreased to 18.2% in the three months ended September 30, 2001 from 48.1% in the three months ended September 30, 2000. This decrease in gross profit is a result of a decrease in utilization of the related consultants in addition to a lower margin recognized in the sale of software inventory. Cost of revenues decreased 4.0% to $12.3 million in the three months ended September 30, 2001 from $12.8 million in the three months ended September 30, 2000. This decrease in cost of revenues was due primarily to a decrease in compensation and benefits paid to consultants as a result of reductions in billable headcount.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 14.6% to $3.6 million in the three months ended September 30, 2001 from $3.2 million in the three months ended September 30, 2000. As a percentage of revenues, sales and marketing expenses increased to 24.2% in the three months ended September 30, 2001 from 12.8% in the three months ended September 30, 2000. The increase in absolute dollars was primarily due to an increase of $392,000 in compensation and benefits paid and an increase of $72,000 in sales and marketing efforts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 50.1% to $10.4 million in the three months ended September 30, 2001 from $7.0 million in the three months ended September 30, 2000. As a percentage of revenues, general and administrative expenses increased to 69.4% in the three months ended September 30, 2001 from 28.2% in the three months ended September 30, 2000. The increase in absolute dollars was primarily due to an increase of $472,000 in compensation and benefits costs, an increase of $405,000 in facilities and equipment leases, an increase of $2.4 million in bad debt expense, and an increase of $124,000 in professional services and other administrative costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 28.7% to $583,000 in the three months ended September 30, 2001 from $453,000 in the three months ended September 30, 2000. This increase was due to purchases of additional computer equipment to support our growth, offset by write-offs of leasehold improvements and furniture in connection with the restructuring plan.

INTANGIBLES AMORTIZATION. Amortization of intangibles increased to $6.4 million for the three months ended September 30, 2001 from $213,000 for the three months ended September 30, 2000. For the three months ended September 30, 2001, the amount consisted of $213,000 amortization of intangibles related to the acquisition of Network Resource Consultants and Company B.V. (NRCC) in August 1999, $1.8 million amortization of intangibles related to the acquisition of Synet in October 2000 and $4.4 million amortization of intangibles related to the acquisition of Global Integrity in December 2000. For the three months ended September 30, 2000, amortization was solely related to intangibles as a result of the NRCC acquisition.

LOSS ON EQUIPMENT. For the three months ended September 30, 2001, the Company recognized a loss of $443,498 for equipment that was not in service and deemed to have no salvage value.

IMPAIRMENT OF INTANGIBLES. For the three months ended September 30, 2001, the Company recognized an impairment loss of $18.2 million and $42.3 million, respectively, for the difference between the estimated value of Synet and Global Integrity and the carrying amount of each of their assets and liabilities, including goodwill.

RESTRUCTURING AND OTHER CHARGES. For the three months ended September 30, 2001, the Company laid-off 86 employees in connection with its restructuring plan. These employees consisted primarily of professional consultants and sales personnel. The Company also closed additional domestic offices located in geographic areas that no longer cost justified remaining open. Amounts recognized as restructuring charges are $1.0 million in severance benefits and $3.6 million in exit costs related to real estate and electronic equipment.

LOSS ON LONG-TERM INVESTMENT IN RELATED PARTY. For the three months ended September 30, 2001, the Company recognized a loss on its $1.0 million investment in Three Pillars, Inc. due to management's decision that the value of the investment was impaired. Eric Meyer, one of the Company's directors, is a general partner of Meyer Duffy Ventures LLP, a venture capital firm which is a shareholder of Three Pillars.

NONCASH COMPENSATION EXPENSE. During 1999, the Company granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock, resulting in deferred compensation. During 2000, related to the acquisition of Synet and Global Integrity, the Company issued options to Synet and Global Integrity optionholders in exchange for their Synet and Global Integrity options, respectively. The unvested portion of the Synet and Global Integrity options resulted in deferred compensation. These transactions result in noncash compensation expense over the period that these specific options vest. During the three months ended September 30, 2001 and 2000, the Company recorded approximately $83,000 and $19,000, respectively, of noncash compensation expenses related to these options.

OTHER INCOME (EXPENSE). Other income decreased to $675,000 in the three months ended September 30, 2001 from $2.1 million in the three months ended September 30, 2000. This decrease was primarily due to a decrease in interest income as a result of the utilization of cash and cash equivalents to fund current operating needs, the Synet and Global Integrity acquisitions, and a general decline in interest rates.

INCOME TAXES. For the three months ended September 30, 2001 the benefit for income taxes was fully offset by valuation allowances. For the three months ended September 30, 2000, the income tax provision was $1.3 million on pre-tax income of approximately $3.1 million. The difference in the effective tax rates relates to the provision for a valuation allowance against net operating losses and an increase in expenses not deductible for tax purposes.

Nine Months Ended September 30, 2001 and 2000

REVENUES. Revenues decreased 19.3% to $54.1 million in the nine months ended September 30, 2001 from $67.1 million in the nine months ended September 30, 2000. Revenues from professional services decreased 18.8% to $52.6 million in the nine months ended September 30, 2001 from $64.7 million in the nine months ended September 30, 2000. This decrease was primarily due to the severe contraction in spending by telecom service providers in both domestic and international operations and difficult market conditions in the enterprise sector. Revenues from hardware and software sales decreased 33.6% to $1.6 million in the nine months ended September 30, 2001 from $2.4 million in the nine months ended September 30, 2000. This decrease was primarily due to a decline in client requests for hardware and software in connection with professional services projects. During the nine months ended September 30, 2001, BellSouth Corporation accounted for 18.7% of our revenues. The number of our billable consultants decreased to 370 as of September 30, 2001 from 409 as of September 30, 2000.

GROSS PROFIT. Gross profit decreased 61.1% to $12.6 million in the nine months ended September 30, 2001 from $32.3 million in the nine months ended September 30, 2000. As a percentage of revenues, gross profit decreased to 23.2% in the nine months ended September 30, 2001 from 48.1% in the nine months ended September 30, 2000. This decrease in gross profit is a result of a decrease in utilization of the related consultants in addition to a lower margin recognized on the sale of software inventory and the write-off of $500,000 of software inventory which was deemed to be no longer saleable. Excluding the impact of this write-off, gross margin was 24.1% for the nine months ended September 30, 2001. Cost of revenues increased 19.4% to $41.6 million in the nine months ended September 30, 2001 from $34.8 million in the nine months ended September 30, 2000. This increase in cost of revenues was due primarily to an increase in compensation and benefits paid to consultants in the first six months of 2001 in addition to the $500,000 write-off of software inventory.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 44.4% to $12.9 million in the nine months ended September 30, 2001 from $8.9 million in the nine months ended September 30, 2000. As a percentage of revenues, sales and marketing expenses increased to 23.9% in the nine months ended September 30, 2001 from 13.3% in the nine months ended September 30, 2000. The increase in absolute dollars was primarily due to an increase of $659,000 in commissions paid, an increase of $2.9 million in compensation and benefits paid, and an increase of $438,000 in sales and marketing efforts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 82.7% to $34.4 million in the nine months ended September 30, 2001 from $18.8 million in the nine months ended September 30, 2000. As a percentage of revenues, general and administrative expenses increased to 63.5% in the nine months ended September 30, 2001 from 28.1% in the nine months ended September 30, 2000. The increase in absolute dollars was primarily due to an increase of $4.8 million in compensation and benefits costs, an increase of $2.5 million in facilities and equipment leases, an increase of $3.9 million in bad debt expense, and an increase of $4.4 million in professional services and other administrative costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 97.5% to $2.3 million in the nine months ended September 30, 2001 from $1.2 million in the nine months ended September 30, 2000. This increase was due to purchases of additional computer equipment to support our growth offset by write-offs of leasehold improvements and furniture in connection with the restructuring plan.

INTANGIBLES AMORTIZATION. Amortization of intangibles increased to $19.1 million for the nine months ended September 30, 2001 from $640,000 for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, the amount consisted of $640,000 amortization of intangibles related to the acquisition of NRCC in August 1999, $5.4 million amortization of intangibles related to the acquisition of Synet in October 2000 and $13.1 million amortization of intangibles related to the acquisition of Global Integrity in December 2000. For the nine months ended September 30, 2000, amortization was solely related to intangibles as a result of the NRCC acquisition.

LOSS ON EQUIPMENT. For the nine months ended September 30, 2001, the Company recognized a loss of $443,498 for equipment that was not in service and deemed to have no salvage value.

IMPAIRMENT OF INTANGIBLES. For the nine months ended September 30, 2001, the Company recognized an impairment loss of $18.2 million and $42.3 million, respectively, for the difference between the estimated fair value of Synet and Global Integrity and the carrying amount of each of their assets and liabilities, including goodwill.

RESTRUCTURING AND OTHER CHARGES. For the nine months ended September 30, 2001, the Company laid-off 210 employees in connection with its restructuring plan. These employees consisted of professional consultants and sales personnel, as well as employees who held certain administrative and management positions deemed to be duplicative functions. Amounts recognized as restructuring charges included $2.7 million in severance benefits and other related expenses and $5.1 million in exit costs related to real estate and electronic equipment. Additionally, included in the financial statement caption for the nine months ended September 30, 2001 is $1,030,000 related to the write-off of internal software management tools that no longer suit the business needs of the Company.

LOSS ON LONG-TERM INVESTMENT IN RELATED PARTY. On March 22, 2001, Paradigm4, Inc. filed for federal bankruptcy protection. This action created significant uncertainty regarding the Company's investment in Paradigm4. As a result, the Company has recognized a loss on its $1.0 million investment in Paradigm4 for the nine months ended September 30, 2001. For the nine months ended September 30, 2001, the Company has recognized a loss on its $1.0 million investment in Three Pillars due to management's decision that the value of the investment was impaired.

NONCASH COMPENSATION EXPENSE. During 1999, the Company granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock resulting in deferred compensation. During 2000, related to the acquisition of Synet and Global Integrity, the Company issued options to Synet and Global Integrity optionholders in exchange for their Synet and Global Integrity options, respectively. The unvested portion of their Synet and Global Integrity options resulted in deferred compensation. These transactions result in noncash compensation expense over the period that the specific options vest. During the nine months ended September 30, 2001 and 2000, the Company recorded approximately $301,000 and $57,000, respectively, of noncash compensation expenses related to these options.

OTHER INCOME (EXPENSE). Other income decreased to $2.4 million in the nine months ended September 30, 2001 from $5.2 million in the nine months ended September 30, 2000. This decrease was primarily due to a decrease in interest income as a result of the utilization of cash and cash equivalents to fund current operating needs, the Synet and Global Integrity acquisitions, and a general decline in interest rates.

INCOME TAXES. For the nine months ended September 30, 2001 the benefit for income taxes was fully offset by valuation allowances. For the nine months ended September 30, 2000, the income tax provision was $3.4 million on pre-tax income of approximately $7.9 million. The difference in the effective tax rates relates to the provision for a valuation allowance against net operating losses and an increase in expenses not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES. Since inception, we have financed our operations through borrowings under short-term credit facilities, the sale of equity securities and cash flows from operations. As of nine months ended September 30, 2001, we had approximately $41.1 million in cash and cash equivalents and $3.9 million in marketable securities.

Net cash used in operating activities was $31.9 million for the nine months ended September 30, 2001 due to losses generated in operations and an increase in accrued expenses.

Net cash used in investing activities was $9.1 million for the nine months ended September 30, 2001. Cash used in investing activities resulted from capital expenditures of approximately $7.2 million and adjustments to purchase price of $1.9 million as a result of the acquisition plan. Capital expenditures consisted of $2.2 million of costs incurred in connection with the development of software to be used for internal purposes, $3.0 million related to purchases of computer equipment to support such software, and $2.0 million related to purchases of computer equipment, furniture, and leasehold improvements in connection with the expansion of our operations in Germany and investment in our infrastructure.

Cash provided by financing activities was $1.9 million for the nine months ended September 30, 2001. Cash provided by financing activities resulted from the receipt of proceeds from the exercise of options and the sale of stock in connection with the Company's Employee Stock Purchase Plan.

We have a demand loan facility, secured by a lien on all of our assets, under which we may borrow up to the lesser of $10.0 million or 80.0% of our accounts receivable. Amounts outstanding under the facility bear interest at the lender's base rate which was 5.5% as of September 30, 2001. As of September 30, 2001, there were no amounts outstanding under the facility.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

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


Risks Related to Our Financial Condition and Business Model

Our limited operating history makes it difficult for you to evaluate our business and to predict our future success. We commenced operations in February 1995 and therefore have only a limited operating history for you to evaluate our business. Because of our limited operating history, large initial growth, the fact that many of our competitors have longer operating histories, and a volatile economy, we believe that the prediction of our future success is difficult. You should evaluate our chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a new business, many of which are beyond our control. You should not rely on our historical results of operations as indications of future performance. The uncertainty of our future performance and the uncertainties of our operating in a new and expanding market increase the risk that the value of your investment will decline.

Adverse market conditions, particularly those affecting the professional services industry, may impair our operating results

Our results depend to a large extent on market conditions affecting the technology industry in general and the telecommunications and enterprise sectors in particular. Adverse market conditions in the sectors in which we operate could delay buying decisions or cause projects to be deferred, reduced in scope or discontinued. These sectors have experienced a drastic downturn in the past twelve months. If market conditions and corporate spending in these sectors does not improve, our operating results will continue to suffer.

Because most of our revenues are generated from a small number of clients, our revenues are difficult to predict and the loss of one client could significantly reduce our revenues

During the nine months ended September 30, 2001, BellSouth Corporation accounted for 18.7% of our revenues. Our five largest clients accounted for 42.0% of our revenues for the nine months ended September 30, 2001. For the year ended December 31, 2000, our five largest clients accounted for 37.8% of our revenues. If one of our major clients discontinues or significantly reduces the use of our services, we may not generate sufficient revenues to offset this loss of revenues and our net loss will increase. In addition, the non-payment or late payment of amounts due from a major client could adversely affect us. As of September 30, 2001, the accounts receivable from BellSouth Corporation was approximately $2.2 million, which related to work performed in June 2001 through September 2001.

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

- reductions in our billing rates;

- market conditions in the sectors in which we operate;

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

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects

We derive a substantial portion of our revenues from fixed-price projects. For the nine months ended September 30, 2001 and the year ended December 31, 2000, fixed-price projects accounted for 48.0% and 43.2% of our revenue, respectively. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed the price, which could result in a loss on the project and a decrease in net income. Further, the average size of our contracts has increased in recent quarters, resulting in a corresponding increase in our exposure to the financial risks of fixed-price engagements. We recognize revenues from fixed-price projects based on our estimate of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on a fixed-price project may not accurately reflect the final results of the project and we would be required to record an expense for these periods equal to the amount by which our revenues were previously overstated.

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

                    Risks Related to Our Strategy and Market

We may have difficulty managing our operations, which may harm our business

A key part of our strategy is to grow our business; however, our rapid growth has placed a significant strain on our managerial and operational resources. From January 1, 1997 to September 30, 2001, our staff increased from approximately 123 to approximately 508 employees. Since such time, as a result of market conditions and other factors, we have decreased our staff to 489 employees as of October 31, 2001. As a result of this reduction, the remaining employees have been charged with additional responsibilities. To manage our growth, we must continue to improve our financial and management controls, reporting systems and procedures, and expand and train our work force. We may not be able to do so successfully.

Our management team has experienced significant turnover which could interrupt our business and adversely affect our growth

Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. Andrew Zimmerman has recently been appointed our Chief Executive Officer. In addition, in connection with our recent reduction in staff, many members of our senior management team have either departed, or been redeployed and given new responsibilities. If the restructuring of our senior management team does not lead to the results we expect, our ability to effectively deliver our services, manage our company, and carry out our business plan may be impaired.

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

On October 29, 1999, Art Eckert (Plaintiff) filed an action against the Company in which he alleged that the Company was in breach of an employment agreement between Plaintiff and the Company. Plaintiff also alleged that the Company fraudulently induced Plaintiff to enter into this purported employment agreement. Plaintiff seeks to recover damages in excess of $3.2 million with respect to the claim for breach of contract, and damages in excess of $6.0 million with respect to the claim for fraudulent inducement. The Company filed a motion to dismiss the claim for fraudulent inducement on December 13, 1999. Plaintiff amended the complaint, essentially adding allegations with respect to the claim for fraudulent inducement, and opposing the Company's motion.

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

The Company has reason to believe it may be named as a defendant in a purported securities class-action lawsuit which would allege claims against the Company under Sections 11 and 15 of the Securities Act of 1933, as amended. We intend to vigorously defend any such claims if and when they are made.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 27, 1999, the SEC declared effective the Registration Statement on Form S-1, SEC Registration Number 333-84045 for our public offering of common stock in the United States (the Offering). We realized net proceeds of approximately $67.0 million from the Offering. Since that time we have used the proceeds for the following: $11.1 million for the acquisition of Synet; $33.3 million for the acquisition of Global Integrity; and $22.6 million to fund current operating needs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE

ITEM 5. OTHER INFORMATION
NONE

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a) The following exhibit is filed as part of this report:

         10.1. Agreement of Lease, Dated September 25, 2001, by and between the Registrant and EBS Forty-Fourth Property Associates LLC.

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PREDICTIVE SYSTEMS, INC.
                                  (Registrant)





Date:    November 14, 2001        /s/ ANDREW ZIMMERMAN
--------------------------------------------------------------------------------
     Name: Andrew Zimmerman



Title: Chief Executive Officer
                                          (principal executive officer)





Date:    November 14, 2001        /s/ GERARD E. DORSEY
--------------------------------------------------------------------------------
Name: Gerard E. Dorsey
Title: Chief Financial Officer
(principal accounting and financial officer)