Form 10-K405
period 2001-12-31
PREDICTIVE SYSTEMS INC
filed 2002-03-28
CIK 727489

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

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

                              --------------------

                         19 West 44th Street, 9th Floor
                            New York, New York 10036
                                 (212) 659-3400
   (Address, including zip code, and telephone number, including area code, of
                    Registrant's principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock Par
                             Value $0.001 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 2002 was $39,825,831 (based on the last reported sale price on the NASDAQ National Market on that date).

The number of shares outstanding of the registrant's common stock as of March 15, 2002 was 37,196,992.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Portions of the Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS


                                                                         Page
                                                                       ---------
PART I
   Item 1.    Business.............................................        3
   Item 2.    Properties...........................................       18
   Item 3.    Legal Proceedings....................................       18
   Item 4.    Submission of Matters to a Vote of Security Holders.        18
PART II
   Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters.................................       19
   Item 6.    Selected Consolidated Financial Data ................       20
   Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................       21
   Item 7A.   Quantitative and Qualitative Disclosures about
               Market Risk.........................................       31
   Item 8.    Financial Statements and Supplementary Data..........       31
   Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..................       31
PART III
   Item 10.   Directors and Executive Officers of the Registrant...       32
   Item 11.   Executive Compensation...............................       32
   Item 12.   Security Ownership of Certain Beneficial Owners and
               Management..........................................       32
   Item 13.   Certain Relationships and Related Transactions.......       32
   Item 14.   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.........................................       32
SIGNATURES. .......................................................       34
INDEX TO EXHIBITS. ................................................       S-3

                                     PART I

Item 1. Business

         From time to time, we may, through our management, make forward-looking public statements in press releases or other communications, such as statements concerning then expected future revenues or earnings or alliances, product development, and commercialization, as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended, in press releases, or in oral statements made with the approval of an authorized executive officer. The words or phrases believe, will likely result, are expected to, will continue, is anticipated, estimate, or similar expressions are intended to identify forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995.

         We wish to caution readers not to place undue reliance on these forward-looking statements which speak only as of the date on which they are made. Various factors, including those set forth under the section entitled Risk Factors, could affect our financial or other performance, and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement.

         We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events which may cause management to reevaluate such forward-looking statements.

Overview

         We are a leading independent network infrastructure and security consulting company focused on helping global enterprises and service providers harness the power of network technology. Specifically, we build, optimize, and secure high-performance infrastructures that deliver measurable results by increasing operational efficiency, mitigating risk, and empowering our Fortune 1000 clients' business initiatives. Our BusinessFirst(TM) approach ensures that we deliver measurable, sustainable results to clients that allow them to benefit from our collective, in-depth experience. With BusinessFirst, we prioritize a client's goals and deliver business-driven solutions. Our expertise spans a multitude of disciplines including enterprise management, performance, network design and management and information security. We believe that this range of services along with our business-oriented approach is unique in the industry.

         As an independent service provider, we provide our clients with unbiased expertise that enables the design, implementation and management of optimal technology solutions. We provide our services on either a project outsource or collaborative consulting basis. Our project outsource services are based on and measured against mutually agreed upon service offerings and provide our clients with certainty of costs, delivery time and project scope. Our collaborative consulting services enable our clients to utilize our extensive expertise in order to extend their internal capabilities and to access our methodologies. Our service offerings cover the cornerstones of network technology: network design and engineering; enterprise management (including network management, asset management, performance management and service management); and information security. This structure enables us to gain in-depth expertise and become familiar with the best practices and methodologies identified within each of those disciplines.

Industry Background

         Over the past few years, a number of trends have emerged that begin to push the envelope of the current iteration of corporate networks. The developing concept of "pervasive computing," based heavily on personal digital assistants
(PDAs), Web-enabled phones, and other appliance-type devices, coupled with an the increasing adoption of the concept that the computer networks should be viewed as a utility, have begun to push the limits of the current generation of security and network management models.

         Whereas networks have traditionally been built around the notion of physical environments, in which users and data were often co-located, future networks are likely to be more "transparent"; that is, networks will be architected around the location of data and applications, as opposed to individual users or machines. In addition, organizations must adapt their current security models to be more flexible and configurable, without compromising the strength of the security provided. This new concept of "transparent networking" creates a new set of issues for large corporations:

      o  Networks must support wireless clients of a heterogeneous nature.

      o Networks must support users in geographically disparate locations, all around the world.

      o Corporations must be able to centrally manage and maintain network components that are in physically distant locations, and that may be run by third-parties.

      o Service level agreements (SLAs) must be adapted and strengthened to apply to highly distributed control environments.

      o Customer environments must be able to create highly-personalized client experiences, and networks must be able to support those abstract personalized experience in the physical network.

      o Organizations must have the ability to control and manage large numbers of assets in widespread environments.

      o Organizations must develop, deploy, and manage highly-flexible, dynamically-configurable, and strong security models that fit the transparent environment.

         However, we believe that few firms have the requisite focus and expertise to address these issues, and that many are limited by the fact that they:

      o are primarily motivated by distributing their own products and often lack the skills to implement multi-vendor solutions;

      o do not have the breadth of capabilities in networking, security and enterprise management to address the issues raised by Transparent Networking;

      o are focused on traditional mainframe computing environments and derive a large percentage of their revenue from reselling hardware and software products; or

      o only augment businesses' in-house capabilities with hourly rate-based teams of technical personnel.

     As a result, we believe that a significant opportunity exists for a service provider that can offer businesses high-end consulting and technical expertise in the design, implementation, management and security of complex networks.

The Predictive Solution

We are a leading network infrastructure and security consulting company that builds, optimizes, and secures high-performance infrastructures that deliver measurable results by increasing operational efficiency, mitigating risk and empowering our Fortune 1000 clients' business initiatives. Predictive Systems' BusinessFirst(TM) approach is the core value that underpins everything we do, motivating our consultants to understand each client's business and to design and build network infrastructures that support and enhance that business. We employ our BusinessFirst approach on all engagements in order to ensure that our network technology and security solutions not only meet our clients' business objectives, but also bring tangible business benefits. BusinessFirst reflects our inherent belief that a client's infrastructure is a mission-critical asset. We are dedicated to understanding both prevalent and cutting-edge technologies to provide us with relevant and specific technical knowledge. We believe that our success to date has been largely attributable to the following key characteristics of our service offerings:

         Business-driven, Results-Oriented Approach. Using our proprietary Quantitative Business Analysis methodology, Operational Risk capabilities, Business Process Engineering teams and our structured Program and Project Management teams, we can demonstrate the business value of technology solutions in specific and measurable terms, thereby enabling our clients to incorporate objective and quantifiable analysis into their technology investment decisions. We utilize widely accepted principles of risk analysis and mitigation used by the insurance and financial services industries to assess our client's technology environment. We provide our clients with a detailed analysis of the financial benefit of a project by quantifying factors such as business risks, total cost of ownership and operational efficiency. As a result, our clients can gain a clear understanding of the benefits that they will derive from their network technology and security investments and a measure of certainty about how their technology investments will be translated into tangible and measurable improvements to their business processes.

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

         In-Depth Network Infrastructure and Security Expertise. Our consultants are organized into disciplines that span the cornerstones of network infrastructure and security: network design and engineering; Global Integrity Security; network and systems management; integrated customer service; performance management; and business integration services. This enables our consultants to gain in-depth expertise and become intimately familiar with the best practices within each of those disciplines. More importantly, it enables us to leverage the knowledge base within each practice group to provide our clients with cross-functional teams of consultants that are better equipped to address their varying needs in a coordinated and efficient manner.

Strategy

         Continue to Attract and Retain Highly Qualified Consultants. We intend to continue to attract and retain highly qualified consultants by providing them with a rich environment and culture to work in, and by offering them attractive professional development and compensation opportunities. We generally recruit consultants who have significant technical expertise and offer them the ability to accelerate their career development by working with sophisticated technologies in complex, multi-vendor environments. We have established a formal training program which is designed to improve the skills and productivity of our consultants. We intend to continue to promote our corporate culture with stated values and invest in the training and development of our consultants.

         Further Increase Our Industry Expertise. We intend to continue to expand the scope of our industry expertise in order to further penetrate the markets in which we serve. We believe our expertise in specific industries considerably enhances our ability to help companies within those industries gain competitive advantage by improving the performance, utility and security of their networks. We have significant experience within the financial services, telecommunication services, oil/gas and Internet and electronic commerce industries. In each of these markets, we employ industry experts, pursue targeted sales and marketing opportunities and develop industry-specific service offerings. We intend to expand into other industries which we believe will be well suited to our services.

         Cross-Sell into Existing Accounts and Deepen Existing Relationships. Over the years, we have cultivated and grown client relationships with many of the largest companies in the world. In many cases, however, these relationships may only be based on a small subset of services currently (or previously) contracted to Predictive. However, we believe that these clients would be receptive to a broader range of services to address a number of their technology infrastructure needs.

         Establish Additional and Broaden Existing Strategic Relationships. We have developed a number of strategic relationships, including alliances with Cisco Systems, Peregrine Systems, Riptech, Hewlett Packard, Compaq, Micromuse and InfoVista. Under these relationships, our partners recommend or directly resell our services to their clients. We intend to continue to expand the scope of these relationships and to develop new strategic alliances to further broaden the indirect sales channel for our services.

Services

         Our service offerings are grouped into three major areas: Networking, Enterprise Management, and Information Security. Our consultants are further organized into different disciplines. Although many of our consultants are cross-skilled in a variety of technologies and many technologies span multiple disciplines, each discipline represents an aspect of network technology important enough to warrant specialization.

These six disciplines are:

      o  network design and engineering;

      o  network and systems management;

      o  integrated customer service;

      o  performance management;

      o  Global Integrity Security; and

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

     Network Design and Engineering. Our network design and engineering discipline is dedicated to helping our clients plan, implement and operate business networks and network services. Our real-world experience and cross-discipline collaboration produces network systems that are cost-effective, manageable, scalable and secure. This enables our clients to use technology to gain a major competitive advantage and a tangible return on investment.

     The following table lists some of the services provided by our network design and engineering discipline area:

                     Service                                            Description
-------------------------------------------------    -------------------------------------------------
Network Operations Assessments...................    Assess the ability of an organization's network to
                                                     support its business strategy.  Includes an analysis
                                                     of the network's performance, capacity, security,
                                                     availability and disaster scenarios.

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

Advanced Technology Evaluation/Migration.........    Helps clients choose the right technologies to meet
                                                     their business objectives and maximize their
                                                     competitive advantage in planning new network
                                                     services or upgrading existing one. The services
                                                     include technology impact studies, technology
                                                     evaluation and testing, and failure and performance
                                                     analyses.

Wireless LAN Services...........................     Assess, design and implement wireless LAN
                                                     architecture for corporate environments.  The
                                                     services include requirements gathering, site
                                                     surveys, technology and product selection, wireless
                                                     LAN implementation, development of security policies
                                                     and architecture and integration of management
                                                     capabilities.

Network Design, Planning and Implementation......    Design and implement core backbones and campus
                                                     networks. The services include core optical backbone
                                                     design, campus network design, wireless network
                                                     design, IP addressing, DNS and DHCP design, protocol
                                                     transition services, project management and
                                                     implementation planning, staging/prototyping
                                                     services, and implementation team services.

Complex Network Troubleshooting..................    Address network performance and outage issues to get
                                                     the network running at optimum levels in the
                                                     shortest time possible.

         Network and Systems Management. Our network and systems management discipline combines proven methodologies, front-line strategies, and extensive hands-on experience in advising world-class organizations how to architect and implement enterprise management centers. The result is a system that delivers the functionality, reliability, diagnostics and manageability essential to help our clients' organizations meet their competitive challenges.


         The following table lists some of the services provided by our network and systems management discipline:


                     Service                                            Description
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

NOC "Pitstop"...................................     Performs a diagnostic assessment of a client's
                                                     network management capabilities and existing Network
                                                     Operations Center.  Provides a roadmap to achieving
                                                     business goals, as well as an actionable project
                                                     plan for improving performance metrics.

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

IT Service Definition/Measurement................    Establishes service definitions and instruments
                                                     for the measurement of service level agreements
                                                     within the enterprise structure.

         Integrated Customer Service. Our integrated customer service discipline helps organizations build proactive, customer-focused service centers that handle all types of customer inquiries and drive service management. Our solutions bring together a variety of management disciplines, including problem management and fulfillment management, asset management, knowledge management and service level management.

         The following table lists some of the services provided by our integrated customer service discipline:



                     Service                                            Description
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

Rapid Analysis and Planning (RAP) Session........    1-2 day working session with key personnel and
                                                     Predictive consultants to discuss issues and
                                                     develop solutions to specific infrastructure
                                                     management issues.

Asset Management Design and Implementation.......    Design of an asset management solution that meets
                                                     client's business needs and facilitates the
                                                     management and inventory of IT assets.  Includes
                                                     the implementation of that solution, and development
                                                     of a set of performance measurements to ensure that
                                                     solution continues to benefit the business.

         Performance Management. Our performance management discipline leverages proven methodologies and our extensive experience to help our clients optimize their networks. We use sophisticated tools and techniques to gather, organize and warehouse network performance data. This data may subsequently be used for a number of related performance analysis applications, including capacity planning, response time management and network simulation modeling. Consultants in our performance management discipline are experts in applicable technologies, including core competencies in remote monitoring, or RMON, data warehousing and discrete event simulation modeling.

         The following table lists some of the services provided by our performance management discipline:



                     Service                                            Description
-------------------------------------------------    -------------------------------------------------
Network Baselining...............................    Provides a snapshot of the current network
                                                     environment. The baseline can be used as a
                                                     comparison point as events change.

Capacity Planning................................    Projects network and system resource requirements
                                                     necessary to support business needs.

Network Modeling.................................    Develops simulation models to deal with major
                                                     changes in network infrastructure or application
                                                     base. Through the model, clients can see how changes
                                                     To network infrastructure applications can affect
                                                     the performance of their enterprise network.

Application Impact Studies.......................    Analyzes how an application uses network
                                                     resources to predict response times that users
                                                     will experience when the application is deployed
                                                     across the network.  Recommends improvements that
                                                     enable the application to maximize network
                                                     resources.

Network Triage...................................    Identifies root causes and provides resolution
                                                     for acute network performance problems.

         Global Integrity Services. Our Global Integrity Services business unit enables our clients to manage risk by understanding, prioritizing and mitigating their security-related business risks with our comprehensive set of information protection services. We help clients by assessing, designing, and implementing secure revenue-enhancing electronic business solutions, cost saving networks, wireless solutions and a variety of other services, all of which rely on a secure infrastructure to save money or expand revenues.

         The following table lists some of the services provided by our Global Integrity Services business unit:


                     Service                                            Description
-------------------------------------------------    -------------------------------------------------
TrustCheck(TM) Assessment.........................   Provides a consistent, quantitative measure of
                                                     information security for an organization, technical
                                                     infrastructure or application.  Pinpoints
                                                     vulnerabilities and develops a specific ranking
                                                     that compares the client's security to its industry
                                                     peers.

Ethical Hacking..................................    Attacks a client's network infrastructure and
                                                     applications in order to determine how they might
                                                     be penetrated by a hacker.

Security Architecture Design and Implementation..    Design and implement secure systems and applications to
                                                     be deployed throughout a client's infrastructure
                                                     using sophisticated technologies.

Application Security Assessment and Design.......    Review the design and implementation of sensitive
                                                     applications to ensure that proper security controls
                                                     are included.

Incident Response and Digital Forensics..........    Development of a program and procedures for
                                                     responding and reacting to security incidents.
                                                     Includes training on evidence handling and forensic
                                                     analysis of data, development of procedures for
                                                     interacting with law enforcement and media, as well
                                                     as development of procedures for recovering systems
                                                     as quickly as possible. Services also include on-
                                                     site forensics support for Predictive clients.

GlobalSecure(TM) Management and Monitoring
 Services........................................    Services include the remote monitoring and management
                                                     of firewalls and intrusion detection systems. Powered
                                                     by our partner, Riptech, these services provide 24x7
                                                     vigilance of a client's security systems to ensure
                                                     that attacks, incidents, and other security issues
                                                     are detected and acted upon as quickly as possible.

Security Intelligence Services...................    A subscription service which provides clients with
                                                     information into the trends and evolution of the
                                                     threat. These services include distribution of daily
                                                     alerts regarding vulnerabilities in IT systems,
                                                     threats to physical security and high-level trends
                                                     in the threat model, pulled from various sources,
                                                     both public and private.

Open Source Intelligence (OSI) ................      A custom intelligence service aimed at identifying
                                                     threats to specific clients before they are acted
                                                     upon. OSI monitors open sources, including mailing
                                                     lists, web sites, chat rooms, and newsgroups, for
                                                     mention of a customer's name or other proprietary
                                                     information.

Information Sharing and Analysis Centers (ISACs)..   We operate a majority of the world's ISACs, which
                                                     are designed to help specific sectors (e.g.,
                                                     Financial Services, Oil & Gas, Transportation, etc.)
                                                     share information among themselves, in order to
                                                     reduce the overall threat to the sector. ISACs
                                                     provide an early-warning system, as well as a
                                                     "collective intelligence" capability that we believe
                                                     is unique to the industry.

         Business Integration Services. Our Business Integration Services discipline integrates sound business knowledge and methodologies with the technical depth of our other disciplines to achieve meaningful results. By integrating the solutions, as well as the support of the system, into our clients' business processes we ensure that the solution delivers lasting business value.

           The following table lists some of the services provided by business integration services discipline:


                     Service                                            Description
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

Business Process Engineering.....................    Integrates people and processes into the network
                                                     solution.  Analyzes the entire organization to
                                                     identify areas for improvement.

Business Continuity Planning.....................    Integrates the business, operations and
                                                     information technology interests of clients to
                                                     ensure a successful business continuity planning
                                                     program.

Business Impact Analysis.........................    Provides a statistical model that quantifies the
                                                     risk of future events and the business impact of
                                                     those events.  This service is used to compare the
                                                     impact of different solution sets, thereby
                                                     maximizing the effectiveness of decisions about
                                                     technology investments.


Clients

         We have provided professional network and security services to a variety of clients across a broad range of industries, including:

Bear Stearns                    Cox Communications              Rabobank
BellSouth                       CSFB                            State Farm
British Telecom                 JPMorgan Chase                  UUNET
Cable & Wireless                Morgan Stanley                  Verizon
Cisco                           Pershing                        Wachovia
Citigroup                       Pfizer                          Worldcom


Sales and Marketing

         We have developed direct and indirect sales channels for the sale of our services. To facilitate our direct sales effort we have developed the infrastructure necessary to capture and track the major sales indicators through the sales cycle. Additionally, a significant amount of time and effort has been and will continue to be invested in the development of tools, training materials and training for sales and technical personnel. We have developed a number of strategic relationships, including alliances with Cisco Systems, Peregrine Systems and Riptech. Under these relationships, our partners recommend or directly resell our services to their clients, including our consulting services on a project outsource basis. We intend to continue to expand the scope of these relationships and to develop new strategic alliances to further broaden the indirect sales channel for our services.

Human Resources

         We seek to attract, train, retain and deliver the highest level of technical talent. We believe that our proactive approach gives us a strong competitive edge in the marketplace and a scalable, consistently high standard of service delivery. As of March 15, 2002, we had 421 full-time employees.

Recruiting. Our success is dependent in part on attracting and retaining talented and motivated personnel at all levels. We have a proactive recruiting philosophy and believe in a broad-based model for attracting candidates.

Corporate Culture. Our dynamic corporate culture is shaped by our view of employees as investors because they choose to invest their talents, skills, time and energy into our organization. This mindset is critical to our ability to attract and retain professional staff at a time when information technology professionals are in high demand. We have instituted a very competitive benefits package for all employees and have developed policies that ensure that we continue to address our employees' professional development and satisfaction. We strive to maintain our relaxed and supportive workplace.

Professional Development. We believe that our investment in our employees must mirror our employees' investment in and commitment to us. Integral to this goal is the establishment of a career development plan for each of our employees, which is created and agreed upon by management and the employee. We provide our consultants with the opportunity to obtain extensive subject matter expertise in their practice area and to work in collaborative multi-discipline projects. We have also established training programs that leverages both our in-house captured knowledge programs, as well as selected outside certification programs.

Compensation. We believe that linking employee compensation to our success through performance-based incentive programs encourages a high level of involvement from each team member and increases our employee retention. We provide a highly competitive compensation package that consists of a combination of base salary, performance-based incentives and an employee stock purchase plan.

Competition

         The network infrastructure and security consulting industry is comprised of many participants, is highly competitive and is subject to rapid technological change. We face intense competition from systems integrators, value added resellers, network services firms, security consulting firms, telecommunications providers, network equipment and computer systems vendors. Many of our competitors have greater name recognition, longer operating histories, more relationships with large and established clients and greater financial, technical and managerial resources. Furthermore, we expect that our competitors may in the future form alliances with other technology vendors, which may give them an advantage in managing networks that use that vendor's equipment.

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

         We believe that the principal competitive factors in the network infrastructure and security consulting market are the ability to attract and retain qualified personnel, quality and breadth of services offered, price and reliability of services provided and the strength of client relationships. We believe we compete favorably with respect to all of these factors. We believe we distinguish ourselves from our competitors through our expertise in managing complex, multi-vendor networks and our ability to provide clients with cost certainty and guaranteed deliverables.

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

           Risks Related to Our Financial Condition and Business Model

Our limited operating history makes it difficult for you to evaluate our business and to predict our future success

         We commenced operations in February 1995 and therefore have only a limited operating history for you to evaluate our business. Because of our limited operating history and the fact that many of our competitors have longer operating histories, we believe that the prediction of our future success is difficult. You should evaluate our chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a new business, many of which are beyond our control. You should not rely on our historical results of operations as indications of future performance. The uncertainty of our future performance and the uncertainties of our operating in a new and volatile market increase the risk that the value of your investment will decline.

Adverse market conditions, particularly those affecting the professional services industry, may impair our operating results

         Our results depend to a large extent on market conditions affecting the technology industry in general and the telecommunications and enterprise sectors in particular. Adverse market conditions in the sectors in which we operate could delay buying decisions or cause projects to be deferred, reduced in scope or discontinued. These sectors are experiencing a drastic downturn. We can not predict how long this contraction will last, or the timing or strength of a recovery, if any. If market conditions and corporate spending in these sectors do not improve, our operating results will continue to suffer.

Because most of our revenues are generated from a small number of clients, our revenues are difficult to predict and the loss of one client could significantly reduce our revenues

         During the year ended December 31, 2001, BellSouth accounted for approximately 17.3% of our revenues. Our five largest clients accounted for approximately 40.6% of our revenues for the year ended December 31, 2001. For the year ended December 31, 2000, our five largest clients accounted for approximately 37.8% of our revenues. If one of our major clients discontinues or significantly reduces the use of our services, we may not generate sufficient revenues to offset this loss of revenues and our net loss will increase. In addition, the non-payment or late payment of amounts due from a major client could adversely affect us. As of December 31, 2001, the accounts receivable from BellSouth was approximately $994,000, which related to work performed in October through December 2001.

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

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects

         We derive a substantial portion of our revenues from fixed-price projects. For the years ended December 31, 2001 and 2000, fixed-price projects accounted for 48.2% and 43.2% of our revenue, respectively. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed the price, which could result in a loss on the project and a increase in net loss. We recognize revenues from fixed-price projects based on our estimate of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on a fixed-price project may not accurately reflect the final results of the project and we would be required to record an expense for these periods equal to the amount by which our revenues were previously overstated.

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

                    Risks Related to Our Strategy and Market

We may have difficulty managing our expanding operations, which may harm our business

         A key part of our strategy is to grow our business; however, our rapid growth has placed a significant strain on our managerial and operational resources. From January 1, 1999 to December 31, 2000, our headcount increased from approximately 138 to approximately 691 employees. Since such time, as a result of market conditions and other factors, we have decreased our headcount to 458 employees as of December 31, 2001. As a result of this reduction, the remaining employees have been charged with additional responsibilities. To manage our growth, we must continue to improve our financial and management controls, reporting systems and procedures, and expand and train our work force. We may not be able to do so successfully.

The workforce restructuring we have taken in response to the recent slowdown in demand for our services could have adverse effects on our business.

         Our business has been experiencing lower revenues due to decreased customer demand for our services. To scale back our operations and to reduce our expenses in response to this decreased demand for our services, we have significantly reduced the size of our workforce. While these actions have positively impacted our results of operations, there are several risks inherent in our efforts to transition to a smaller workforce. Reducing the size of our workforce could have adverse effects on our business by reducing our pool of technical talent, making it more difficult for us to respond to customers, limiting our ability to provide increased services quickly if and when the demand for our services increases, and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they might otherwise be.

Our management team has experienced significant turnover which could interrupt our business and adversely affect our growth

         Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. Andrew Zimmerman was appointed our Chief Executive Officer in June 2001. In addition, in connection with our recent reductions in staff, many members of our senior management team have either departed, or been redeployed and given new responsibilities. If the restructuring of our senior management team does not lead to the results we expect, our ability to effectively deliver our services, manage our company and carry out our business plan may be impaired.

We may not be able to hire and retain qualified network systems and security consultants which could affect our ability to compete effectively

         Our continued success depends on our ability to identify, hire, train and retain highly qualified network and security management consultants. These individuals are in high demand and we may not be able to attract and retain the number of highly qualified consultants that we need. If we cannot retain, attract and hire the necessary consultants, our ability to grow, complete existing projects and bid for new projects will be adversely affected.

Competition in the network and security consulting industry is intense, and therefore we may lose projects to our competitors

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

         We face competition from systems integrators, value added resellers, network services firms, security consulting firms, telecommunications providers, and network equipment and computer systems vendors. These competitors may be able to respond more quickly to new or emerging technologies and changes in client requirements or devote greater resources to the expansion of their market share.

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

Competition for experienced personnel is intense and our inability to retain key personnel could interrupt our business and adversely affect our growth

         Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. Losing the services of any of these individuals may impair our ability to effectively deliver our services and manage our company, and to carry out our business plan. In addition, competition for qualified personnel in the network and security consulting industry is intense and we may not be successful in attracting and retaining these personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult to hire these persons. Our business will suffer if we encounter delays in hiring additional personnel.

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

If we do not keep pace with technological changes, our services may become less competitive and our business will suffer

         Our market is characterized by rapidly changing technologies, frequent new product and service introductions, and evolving industry standards. As a result of the complexities inherent in today's computing environments, we face significant challenges in remaining abreast of such changes and product introductions. If we cannot keep pace with these changes, we will not be able to meet our clients' increasingly sophisticated network management and security needs and our services will become less competitive.

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

If the use of large-scale, complex networks does not continue to grow, we may not be able to successfully increase or maintain our client base and revenues

         To date, a majority of our revenues have been from network management and security services related to large-scale, complex networks. We believe that we will continue to derive a majority of our revenues from providing network design, performance, management and security services. As a result, our future success is highly dependent on the continued growth and acceptance of large-scale, complex computer networks and the continued trend among our clients to use third-party service providers. If the growth of the use of enterprise networks does not continue or declines, our business may not grow and our revenues may decline.

  Risks Related to Intellectual Property Matters and Potential Legal Liability

Unauthorized use of our intellectual property by third parties may damage our brand

         We regard our copyrights, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. We rely on trademark and copyright law, trade secret protection and confidentiality and/or license and other agreements with our employees, customers, partners and others to protect our intellectual property rights. However existing trade secret, trademark and copyright laws afford us only limited protection. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our authorization. The laws of some foreign countries are also uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

We may have to defend against intellectual property infringement claims, which could be expensive and, if we are not successful, could disrupt our business

         We cannot be certain that our services, the finished products that we deliver or materials provided to us by our clients for use in our finished products do not or will not infringe valid patents, copyrights, trademarks or other intellectual property rights held by third parties. As a result, we may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability and materially disrupt the conduct of our business.

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

Our stock price is likely to be highly volatile and could drop unexpectedly

         The market price of our common stock is highly volatile, has fluctuated substantially and may continue to do so. As a result, investors in our common stock may experience a decrease in the value of their common stock regardless of our operating performance or prospects. In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies. Should our stock trade below $1.00 per share for a significant period of time, we may not be in compliance with Nasdaq listing requirements, which could lead to our stock being delisted from Nasdaq. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation was often brought against that company. Many technology-related companies have been subject to this type of litigation. We are currently involved in this type of litigation. Litigation is often expensive and diverts management's attention and resources.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders

         Our directors, executive officers and affiliates currently beneficially own approximately 29% of the outstanding shares of our common stock. Accordingly, these stockholders will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.

Matters relating to Arthur Andersen, our independent public accountants, may lead to adverse consequences for us.

         Our independent certified public accountant, Arthur Andersen LLP, has informed us that on March 14, 2002, it was indicted on federal obstruction of justice charges arising from the government's investigation of Enron Corp. Arthur Andersen has indicated that it intends to contest vigorously the indictment. Our audit committee has been carefully monitoring the situation. As a public company, we will be required to file with the SEC periodic financial statements audited or reviewed by an independent, certified public accountant. The SEC has said that it will continue accepting financial statements audited or reviewed by Arthur Andersen so long as Arthur Andersen is able to make certain representations to us. Our access to the capital markets and our ability to make timely SEC filings could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make the required representations to us or if for any other reason Arthur Andersen is unable to perform accounting services for us. In such case, we would promptly seek to engage new independent certified public accountants or take such actions necessary for us to maintain access to the capital markets and timely financial reporting. These events could cause us to incur costs and delays in financial reporting. Further, it is possible that events arising out of the indictment may adversely effect the ability of Arthur Andersen to satisfy any claims arising from its provision of auditing and other services to us, including claims that may arise out of Arthur Andersen's audit of our financial statements.

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

                             Additional Information

         We file annual, quarterly and special reports, proxy statements and other information with the Commission. You may read and copy all or any portion of any reports, statements or other information in Predictive's files in the Commission's public reference room at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C., 20549 and at the regional office of the Commission located at 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. You can request copies of these documents upon payment of a duplicating fee, by writing to the Commission. Please call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. Predictive's Commission filings are also available to you on the Commission's Internet site (http://www.sec.gov).

Item 2. Properties

         Our principal executive offices are located in New York, New York. We also lease office space in California, Georgia, Illinois, Massachusetts, Minnesota, New Jersey, Virginia, England, Germany and The Netherlands.

We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

Item 3. Legal Proceedings

         Except as set forth below, we are not a party to any material legal proceedings.

         On November 13, 2001, a securities class action complaint was filed in the United States District Court for the Southern District of New York against certain investment banks that underwrote our initial public offering, Predictive, and certain of our officers and directors. This action has been coordinated with over 300 virtually identical actions against other companies and the investment banks that underwrote their initial public offerings. The complaint filed against us generally alleges that the underwriters obtained excessive and undisclosed commissions from customers who received allocations of shares in our initial and secondary public offerings and that the underwriters maintained artificially inflated prices in the after market through "tie-in" arrangements, which required customers to buy additional shares of our stock at pre-determined prices in excess of the offering prices. The complaint further alleges that we and our officers and directors violated Sections 11, 12(2), and 15 of the Securities Act of 1933 because our registration statements did not disclose the purported misconduct of the underwriters. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock pursuant to the registration statements. We believe that the allegations against us are without merit and intend to defend the case vigorously.


Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

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


                                                              High         Low
                                                              ----         ---

Fourth Quarter 1999 (since October 27, 1999) .........   $   68.00    $   28.00
First Quarter 2000 ...................................       89.00        42.38
Second Quarter 2000 ..................................       48.13        25.13
Third Quarter 2000 ...................................       40.50        14.88
Fourth Quarter 2000 ..................................       23.31         6.81
First Quarter 2001 ...................................        9.19         2.00
Second Quarter 2001 ..................................        5.40         1.19
Third Quarter 2001 ...................................        4.00         0.70
Fourth Quarter 2001 ..................................        2.08         0.70


         On March 15 , 2002, the last sale price of our common stock reported on the Nasdaq National Market was $1.50 per share.

Holders

         As of March 15, 2002, we had approximately 107 holders of record of our common stock.

Dividends

         We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not intend to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         None.

Item 6. Selected Consolidated Financial Data

         The selected consolidated balance sheet data as of December 31, 2001 and 2000 and the selected consolidated statements of operations data for the years ended December 31, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 1999, 1998 and 1997 and the selected consolidated statements of operations data for the years ended December 31, 1998 and 1997 have been derived from our consolidated audited financial statements not included in this annual report.

         The selected consolidated financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes to those statements included elsewhere in this annual report.



                                                                                 Year Ended December 31,
                                                                   --------------------------------------------------
                                                                     2001       2000       1999       1998      1997
                                                                   --------    -------   -------    -------   -------
                                                                          (in thousands, except per share data)
Statement of Operations Data:
Revenues:
 Professional services .........................................    $66,217    $85,325   $50,698    $23,858   $16,897
 Hardware and software sales ...................................      1,991      2,950     2,047      2,065     1,190
                                                                  ---------    -------   -------    -------   -------
    Total revenues .............................................     68,208     88,275    52,745     25,923    18,087
                                                                  ---------    -------   -------    -------   -------
Cost of Revenues:
 Professional services .........................................     50,518     47,420    25,699     12,861     9,590
 Hardware and software purchases ...............................      2,090      2,201     1,766      1,699       817
                                                                  ---------    -------   -------    -------   -------
    Total cost of revenues .....................................     52,608     49,621    27,465     14,560    10,407
                                                                  ---------    -------   -------    -------   -------
Gross profit ...................................................     15,600     38,654    25,280     11,363     7,680
Operating Expenses:
 Sales and marketing ...........................................     15,830     12,290     8,478      3,433     1,082
 General and administrative ....................................     42,058     32,231    16,809      8,184     4,390
 Depreciation and amortization .................................      2,873      1,657       756        568       321
 Intangibles amortization ......................................     21,933      2,912       327         --        --
 Loss on equipment..............................................        443         --        --         --        --
 Impairment of intangibles......................................     60,485         --        --         --        --
 Restructuring and other charges................................     14,672         --        --         --        --
 Loss on long-term investments in related parties...............      2,000         --        --         --        --
 Noncash compensation expense ..................................        276        158        48         --        --
                                                                  ---------    -------   -------    -------   -------
Operating (loss) profit ........................................   (144,970)   (10,594)   (1,138)      (822)    1,887
Other income (expense):
 Interest income ...............................................      2,565      7,261       944         58        27
 Other (expense) income ........................................        (51)      (268)       76          1         4
 Interest expense ..............................................        (52)      (191)     (157)      (324)      (36)
                                                                  ---------    -------   -------    -------   -------
(Loss) income before income tax (benefit) provision.............   (142,508)    (3,792)     (275)    (1,087)    1,882
Income tax (benefit) provision .................................     (1,635)        95       682       (460)      871
                                                                  ---------    -------   -------    -------   -------
Net (loss) income ..............................................  $(140,873)   $(3,887)  $  (957)  $   (627)  $ 1,011
                                                                  =========    =======   =======    =======   =======
Net (loss) income per share --
 Basic .........................................................  $   (3.91)   $ (0.15)  $ (0.08)  $  (0.11)  $  0.22
                                                                  =========    =======   =======    =======   =======
 Diluted .......................................................  $   (3.91)   $ (0.15)  $ (0.08)  $  (0.11)  $  0.08
                                                                  =========    =======   =======    =======   =======
Weighted average shares outstanding
 Basic .........................................................     36,008     26,274    12,138      6,015     4,382
                                                                  =========    =======   =======    =======   =======
 Diluted .......................................................     36,008     26,274    12,138      6,015    12,765
                                                                  =========    =======   =======    =======   =======

         Please see Note 4 to our consolidated financial statements for an explanation of the number of shares used in per share computations.


                                                                        December 31,
                                                      -------------------------------------------------
                                                       2001        2000        1999      1998      1997
                                                     --------    --------    -------   ------    ------
                                                                       (in thousands)
Balance Sheet Data:
Cash and cash equivalents ........................   $ 41,278    $ 80,059   $ 89,634  $    --    $  420
Marketable securities ............................         --       3,794      2,018       --        --
Working capital ..................................     41,262      99,631    102,092    2,365     1,679
Total assets .....................................    102,493     246,329    117,250   13,677     6,870
Total stockholders' equity .......................     84,937     223,694    108,502    2,026     2,072



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with our financial statements and notes to those statements and other financial information appearing elsewhere in this annual report.

Forward-Looking Statements

         From time to time, we may, through our management, make forward-looking public statements in press releases or other communications, such as statements concerning then expected future revenues or earnings or alliances, product development, and commercialization, as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Act of 1934, as amended, in press releases, or in oral statements made with the approval of an authorized executive officer. The words or phrases believe, will likely result, are expected to, will continue, is anticipated, estimate, or similar expressions are intended to identify forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995.

         We wish to caution readers not to place undue reliance on these forward-looking statements which speak only as of the date on which they are made. Various factors, including those set forth under the section entitled Risk Factors, could affect our financial or other performance, and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement.

         We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events which may cause management to reevaluate such forward-looking statements.

Overview

         Substantially all of our revenues are derived from professional services. We provide network and security consulting services to our clients on either a project outsource or collaborative consulting basis. We derive revenues from these services on both a fixed-price, fixed-time basis and on a time-and-expense basis. We also provide managed security services to our clients. We derive revenues from these services on a subscription basis. We use our BusinessFirst approach to estimate and propose prices for our fixed-price projects. The estimation process accounts for standard billing rates particular to each project, the client's technology environment, the scope of the project, and the project's timetable and overall technical complexity. A member of our senior management team must approve all of our fixed-price proposals in excess of $500,000. For these contracts, we recognize revenue using a percentage-of-completion method primarily based on costs incurred. We make provisions for estimated losses on uncompleted contracts on a contract-by-contract basis and recognize such provisions in the period in which the losses are determined. Professional services revenues for time-and-expense based projects are recognized as services are performed. Revenues for subscription-based contracts are recognized on a straight-line basis over the period of service. Any payments received in advance of services performed are recorded as deferred revenue. Our clients are generally able to reduce or cancel their use of our professional services without penalty and with little or no notice. We also derive limited revenues from the sale of hardware and software. We expect revenues from the sale of hardware and software to continue to decline on a percentage basis.

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

     On November 1, 1999, we consummated the initial public offering of 4.6 million shares of our common stock, at $18.00 per share, which resulted in net proceeds to us of approximately $75.1 million after deducting underwriter discounts and commissions, and other expenses paid by us.

     On April 5, 2000, we consummated a follow-on public offering for 3.8 million shares of our common stock at $43.00 per share, of which 1.0 million shares were sold by us, while the reminder were sold by our stockholders, resulting in net proceeds to us of approximately $39.8 million after deducting underwriter discounts and commissions, and other expenses paid by us.

     On October 16, 2000, we acquired Synet Service Corporation for an aggregate purchase price, valued at the time of the transaction, of approximately $33.4 million. The purchase price was paid in the form of 1,922,377 shares of our common stock, options to purchase 242,459 shares of our common stock and $9.0 million in cash, including certain transaction expenses, in exchange for all of the outstanding capital stock of Synet. The acquisition was accounted for as a purchase and resulted in intangible assets of approximately $33.4 million representing customer lists, workforce and the excess of the purchase price over the fair value of the net tangible assets acquired. During 2001, we adjusted the purchase price for $23,000 for the closing of certain offices and a reduction in workforce in connection with the acquisition plan and to adjust the final purchase price allocation. In 2001, we integrated the acquisition of Synet. As we approached the completion of the integration phase during the third quarter of 2001, and in combination with revenue declines in this business in relation to prior periods and forecasted earnings and the overall deterioration of market conditions in the enterprise sector, we reviewed goodwill and the intangible assets for impairment. As a result of this review, an impairment loss of $18.2 million was recognized for the difference between the estimated value of Synet based on future discounted cashflows and the carrying amount of its assets and liabilities, including goodwill. Since the acquisition, the intangible assets are being amortized over a period of 3-5 years.

     On December 14, 2000, we acquired Global Integrity Corporation for an aggregate purchase price, valued at the time of the transaction of approximately $78.2 million. The purchase price was paid in the form of 5,240,275 shares of our common stock, options to purchase 551,048 shares of common stock and $31.5 million in cash, including certain transaction expenses in exchange for all of the outstanding capital stock of Global. The acquisition was accounted for as a purchase and resulted in intangible assets of approximately $81.1 million representing customer lists, workforce, trade names, developed technology and the excess of the purchase price over the fair value of the net tangible assets acquired. During 2001, we adjusted the purchase price for $3.2 million for the closing of certain offices and a reduction in workforce in connection with the acquisition plan and to adjust the final purchase price allocation. In 2001, we integrated the acquisition of Global. As we approached the completion of the integration phase during the third quarter of 2001, and in combination with revenue declines in this business in relation to prior periods and forecasted earnings and the overall deterioration of market conditions in the enterprise sector, we reviewed goodwill and the intangible assets for impairment. As a result of this review, an impairment loss of $42.3 million was recognized for the difference between the estimated value of Global Integrity based on future discounted cashflows and the carrying amount of its assets and liabilities, including goodwill. Since the acquisition, the intangible assets are being amortized over a period of 3-5 years.

         In February 2001, our management foresaw the need to lower the operating costs of the business given its near-term revenue projections. Therefore, we established a plan that included the following: (1) a reduction in our workforce for both domestic and international operations related to professional consultant employees that had been underutilized for several months and also to employees that held various management, sales and administrative positions deemed to be duplicative functions; (2) the closing of several domestic and international regional offices located in geographic areas that no longer cost justified remaining open; and (3) the discontinuance of electronic equipment leases and other expenses related to the reduction in workforce.

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

Critical Accounting Policies and Estimates

     This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in note 2 to the consolidated financial statements included in this Form 10-K. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies and estimates are:

      o  Revenue recognition

      o  Valuation of goodwill, intangible assets and other long-lived assets

     Revenue Recognition. We currently recognize revenue from professional services. As described below, significant management judgments and estimates must be made and used in determining the amount of revenue recognized in any given accounting period. Material differences may result in the amount and timing of our revenue for any given accounting period depending upon judgments made by or estimates utilized by management.

     We recognize revenue for fixed price contracts in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts" ("SOP 81-1"). When reliable estimates are available for the costs and efforts necessary to complete the consulting services and those services do not include contractual milestones or other acceptance criteria, we recognize revenue under the percentage of completion method based upon input measures, such as hours. When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer. Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the services have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable.

     Valuation of Goodwill and Intangible Assets. We evaluate our long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " ("SFAS No. 121"). Long-lived assets that are not identified with an impaired asset are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying value of the asset may not be recoverable. Certain circumstances include a deterioration of our financial resources, poor economic trends within the market sector, or significant changes in our business model. In such circumstances, the net carrying value of the asset is compared to the undiscounted future cash flows of the business segment to which that asset is attributable. Impairment losses are measured by the amount in which the net carrying value of the assets exceed the fair value.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previously required. The Company will adopt the provisions of SFAS 142 effective January 1, 2002. The Company has not yet assessed the impact of this pronouncement.

Results of Operations

         The following table sets forth certain financial data for the periods indicated expressed as a percentage of total revenues:

                                                               December 31,
                                                          ----------------------
                                                          2001     2000     1999
                                                          -----   -----    -----
Revenues:
 Professional services ...............................     97.1%   96.7%    96.1%
 Hardware and software sales .........................      2.9     3.3      3.9
                                                          -----   -----    -----
   Total revenues.....................................    100.0   100.0    100.0
                                                          -----   -----    -----
Cost of Revenues:
 Professional services ...............................     74.1    53.7     48.7
 Hardware and software purchases .....................      3.0     2.5      3.4
                                                          -----   -----    -----
   Total cost of revenues.............................     77.1    56.2     52.1
                                                          -----   -----    -----
Gross profit..........................................     22.9    43.8     47.9
Operating Expenses:
 Sales and marketing .................................     23.2    13.9     16.1
 General and administrative ..........................     61.7    36.5     31.9
 Depreciation and amortization .......................      4.2     1.9      1.4
 Intangibles amortization ............................     32.1     3.3      0.6
 Loss on equipment....................................      0.7      --       --
 Impairment of intangibles............................     88.7      --       --
 Restructuring and other charges......................     21.5      --       --
 Loss on long-term investments in related parties.....      2.9      --       --
 Noncash compensation expense ........................      0.4     0.2      0.1
                                                          -----   -----    -----
Operating loss........................................   (212.5)  (12.0)    (2.2)
Other income (expense)................................      3.6     7.7      1.7
                                                          -----   -----    -----
Loss before income tax (benefit) provision............   (208.9)   (4.3)    (0.5)
Income tax (benefit) provision........................     (2.4)    0.1      1.3
                                                          -----   -----    -----
Net loss..............................................   (206.5)%  (4.4)%   (1.8)%
                                                          =====   =====    =====



Years Ended December 31, 2001 and 2000

         Revenues. Substantially all of our revenues are derived from fees for professional services. Revenues decreased 22.7% to $68.2 million in 2001 from $88.3 million in 2000. Revenues from professional services decreased 22.4% to $66.2 million in 2001 from $85.3 million in 2000. This decrease was primarily due to difficult market conditions in the enterprise sector. Revenues from hardware and software sales decreased to $2.0 million in 2001 from $2.9 million in 2000. This decrease was primarily due to a decline in client requests for hardware and software in connection with professional service projects. During 2001, BellSouth accounted for 17.3% of revenues. The number of our billable consultants decreased from approximately 520 at December 31, 2000 to approximately 360 at December 31, 2001.

         Gross Profit. Gross profit decreased 59.6% to $15.6 million in 2001 from $38.7 million in 2000. As a percentage of revenues, gross profit decreased to 22.9% in 2001 from 43.8% in 2000. The decrease in gross profit is a result of a decrease in utilization of our consultants in addition to a lower margin recognized on the sale of software inventory and the write-off of $500,000 of software inventory which was deemed to be no longer saleable. Excluding the impact of this write-off, gross margin was 23.6% for the year ended December 31, 2001. Cost of revenues increased to $52.6 million in 2001 from $49.6 million in 2000. This increase in cost of revenues was due to an increase in compensation and benefits paid to consultants in the first six months of 2001 as a result of increases in billable headcount that occurred in the later part of 2000 in addition to the $500,000 write-off of software inventory. During 2001, we reduced billable headcount as part of our restructuring plan thus reducing cost of revenues in the second six months of the year.

         Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation and benefits, travel expenses and promotional expenses. Sales and marketing expenses increased 28.8% to $15.8 million in 2001 from $12.3 million in 2000. As a percentage of revenues, sales and marketing expenses increased to 23.2% in 2001 from 13.9% in 2000. The increase in absolute dollars was primarily due to an increase of $2.6 million in compensation and benefits paid due to the hiring of additional personnel, an increase of $508,000 in travel and other selling related expenditures, and an increase of $818,000 in commissions paid. The increase in commissions was attributable to the fact that we had two separate sales forces for both US Consulting and Managed Security Services. In certain instances, both sales forces received commission for the same sale to compensate both the sales person responsible for managing the customer relationship and the sales person that sold the services. In 2002, the two sales forces were merged into one sales force. These increases were offset by a decrease in marketing expenses of $368,000.

         General and Administrative Expenses. General and administrative expenses increased 30.5% to $42.1 million in 2001 from $32.2 million in 2000. As a percentage of revenues, general and administrative expenses were 61.7% in 2001 and 36.5% in 2000. The increase in absolute dollars was primarily due to an increase of $3.3 million in recruiting and professional development and other administrative costs, an increase of $2.9 million in facilities and equipment costs and an increase of $3.9 million in compensation and benefits costs. These increases in general and administrative costs were offset by a decrease in bad debt expense of approximately $231,000. Bad debt expense for the years ended December 31, 2001 and 2000, respectively, was $4.7 million and $4.9 million. In 2001 and 2000, we recorded an additional provision of approximately $1.9 million and $4.0 million, respectively, to account for customers filing for federal bankruptcy protection, which created significant uncertainty regarding our ability to collect these outstanding trade accounts receivable balances. The remaining expense in 2001 and 2000 was additional provision based on our analysis of accounts receivable balances.

         Depreciation and Amortization. Depreciation and amortization increased 73.4% to $2.9 million in 2001 from $1.7 million in 2000. This increase was due to purchases of additional computer equipment, furniture and leasehold improvements during 2000 which were subject to a full year of depreciation in 2001, offset by write-offs of such assets in connection with our restructuring and acquisition plans.

         Intangibles Amortization. Amortization of intangibles increased to $21.9 million in 2001 from $2.9 million in 2000. Intangibles amortization for the years ended December 31, 2001 and 2000 consisted of $853,000 related to the acquisition of Network Resource Consultants and Company B.V. (NRCC) in August 1999, $6.1 million and $1.4 million, respectively, related to the acquisition of Synet in October 2000 and $15.0 million and $650,000, respectively, related to the acquisition of Global Integrity in December 2000.

         Loss on Equipment. For the year ended December 31, 2001, we recognized a loss of $443,000 for equipment that was not in service and deemed to have no salvage value.

         Impairment of Intangibles. During 2001, we integrated the acquisitions of Synet and Global Integrity, which were acquired in the fourth quarter of 2000. As we approached the completion of the integration phase in the third quarter of 2001, and in combination with revenue declines in the acquired companies in relation to prior periods and forecasted earnings and the overall deterioration of market conditions in the enterprise sector, we reviewed goodwill and the intangible assets for impairment. We recognized an impairment loss of $18.2 million and $42.3 million for the difference between the estimated fair value of Synet and Global Integrity, respectively, based on future discounted cashflows and the carrying amount of each of their assets and liabilities, including goodwill.

         Restructuring and Other Charges. For the year ended December 31, 2001, we reduced our headcount by 251 employees in connection with our restructuring plan. These employees consisted of professional consultants and sales personnel, as well as employees who held certain administrative and management positions deemed to be duplicative functions. Amounts recognized as restructuring charges included $3.4 million in severance benefits and other related expenses and $5.9 million in exit costs related to real estate and electronic equipment. In December 2001, we formed a strategic alliance with Riptech for the outsourcing of our monitoring services provided as part of our Managed Security Services division. In connection with the outsourcing, we reduced our headcount by 12 employees and recorded restructuring charges of $4.4 million. Such charges consisted of $315,000 in severance benefits, $798,000 in nonrecoverable costs to convert clients to Riptech and other related charges, and $3.3 million for the write-off of equipment and software development costs associated with our security operations center which will no longer be needed as a result of the outsourcing. Also included in the financial statement caption for the year ended December 31, 2001 is $1,030,000 related to the write-off of internal software management tools that no longer suit our business needs.

         Loss on Long-Term Investments in Related Parties. On March 22, 2001, Paradigm4, Inc. filed for federal bankruptcy protection. This action created significant uncertainty regarding our investment in Paradigm4. As a result, we recognized a loss on our $1.0 million investment in Paradigm4 for the year ended December 31, 2001. For the year ended December 31, 2001, we also recognized a loss on its $1.0 million investment in Three Pillars due to management's determination that the value of the investment was impaired.

         Noncash Compensation Expense. During 1999, we granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock resulting in deferred compensation. During 2000, related to the acquisitions of Synet and Global Integrity, we issued options to Synet and Global Integrity optionholders in exchange for their Synet and Global Integrity options, respectively. The unvested portion of their Synet and Global Integrity options resulted in deferred compensation. These transactions result in noncash compensation expense over the period that the specific options vest. For the years ended December 31, 2001 and 2000, we recorded approximately $276,000 and $158,000, respectively, of noncash compensation expense related to these options.

         Other Income (Expense). Other income decreased to $2.5 million in 2001 from $6.8 million in 2000. This decrease was primarily due to a decrease in interest income as a result of the utilization of cash and cash equivalents to fund current operation needs and the Synet and Global Integrity acquisitions and a general decline in interest rates.

         Income Taxes. Income tax benefit was $1,635,000 on pre-tax losses of $142.5 million for 2001. In 2000, the income tax provision was $95,000 on pre-tax losses of $3.8 million. The effective tax rate was (1.1)% and 2.5% during 2001 and 2000, respectively. The current year deferred tax benefit was due to the recognition of a benefit for net operating losses which are expected to offset the income generated as the Company's deferred tax liabilities decrease.

Years Ended December 31, 2000 and 1999

         Revenues. Substantially all of our revenues are derived from fees for professional services. Revenues increased 67.4% to $88.3 million in 2000 from $52.7 million in 1999. Revenues from professional services increased 68.3% to $85.3 million in 2000 from $50.7 million in 1999. This increase was primarily due to an increase in the number of professional services projects and an increase in the size of the projects. Revenues from hardware and software sales increased to $2.9 million in 2000 from $2.0 million in 1999. During 2000, BellSouth accounted for 10.2% of our revenues. The number of our billable consultants increased from approximately 302 at December 31, 1999 to approximately 520 at December 31, 2000.

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

         General and Administrative Expenses. General and administrative expenses increased 91.7% to $32.2 million in 2000 from $16.8 million in 1999. As a percentage of revenues, general and administrative expenses were 36.5% in 2000 and 31.9% in 1999. The increase in absolute dollars was primarily due to an increase of $5.7 million in recruiting and professional development and other administrative costs, an increase of $2.7 million in facilities and equipment costs, an increase of $2.6 million in compensation and benefits costs, and an increase of $4.4 million in bad debt expense primarily due to accounts receivable write-offs of $4.0 million related to ICG, Inc., North Point Communications and Digital Broadband Communications, Inc. On November 14, 2000, ICG, Inc. filed for federal bankruptcy protection, which created significant uncertainty regarding our ability to collect the outstanding accounts receivables due from them of $3.6 million. In addition, payments received in 2000 from ICG may be subject to a challenge under federal bankruptcy laws. On December 27, 2000, Digital Broadband filed for federal bankruptcy protection, which created significant uncertainty regarding our ability to collect the outstanding accounts receivables due of $15,000. On January 16, 2001, North Point filed for federal bankruptcy protection, which created significant uncertainty regarding our ability to collect the outstanding accounts receivables due of $350,000. The remaining increase represents additional provision charged to expense, which was directly related to increased revenue and trade accounts receivable balances.

         Depreciation and Amortization. Depreciation and amortization increased 119.2% to $1.7 million in 2000 from $756,000 in 1999. This increase was due to purchases of additional equipment to support the expansion of our infrastructure.

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

         Noncash Compensation Expense. During 1999, we granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock. During 2000, related to the acquisitions of Synet and Global Integrity, we issued options to Synet and Global Integrity optionholders in exchange for their Synet and Global Integrity options, respectively. The unvested portion of their Synet and Global Integrity options resulted in deferred compensation. These transactions result in noncash compensation expense over the period that the specific options vest. For the years ended of December 31, 2000 and 1999, we recorded approximately $158,000 and $48,000, respectively, of noncash compensation expense related to these options.

         Other Income (Expense). Other income increased 688.2% to $6.8 million in 2000 from $863,000 in 1999. This increase was primarily due to an increase of $6.3 million in interest income related to net proceeds from our initial and follow-on public offerings, which proceeds were invested in interest-bearing cash equivalents and marketable securities.

         Income Taxes. Income tax provision was $95,000 on pre-tax losses of $3.8 million for 2000. In 1999, the income tax provision was $682,000 on pre-tax losses of $275,000. The effective tax rate was 2.5% and 248.3% during 2000 and 1999, respectively. The change in the effective tax rates primarily relates to the provision for a valuation allowance against net operating losses of our subsidiaries as well as non-deductible amortization expense of the intangibles resulting from the acquisitions of Network Resource Consultants and Company, Synet and Global Integrity.


Quarterly Results of Operations

         The following table sets forth unaudited quarterly statement of operations data (in thousands) for each of the eight quarters in the period ended December 31, 2001 and the percentage of our revenues represented by each item in the respective quarters. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our financial statements and notes. The unaudited results of operations for any quarter are not necessarily indicative of results for any future period.

                                                                                         Quarter Ended
                                                                          -------------------------------------------
                                                                          Mar. 31,   June 30,    Sept. 30,   Dec. 31,
                                                                            2001       2001        2001        2001
                                                                          --------   --------    ---------   --------
Revenues:
 Professional services ...............................................    $20,358     $17,841     $14,351    $ 13,667
 Hardware and software sales .........................................        401         492         677         421
                                                                          -------     -------     -------    --------
   Total revenues.....................................................     20,759      18,333      15,028      14,088
                                                                          -------     -------     -------    --------
Cost of Revenues:
 Professional services ...............................................     15,211      12,868      11,677      10,762
 Hardware and software sales .........................................        283         896         618         293
                                                                          -------     -------     -------    --------
   Total cost of revenues.............................................     15,494      13,764      12,295      11,055
                                                                          -------     -------     -------    --------
Gross profit..........................................................      5,265       4,569       2,733       3,033
Operating Expenses:
 Selling and marketing ...............................................      4,560       4,729       3,632       2,909
 General and administrative ..........................................     11,885      12,054      10,435       7,684
 Depreciation and amortization .......................................        766         953         583         571
 Intangibles amortization ............................................      6,375       6,300       6,424       2,834
 Loss on equipment....................................................         --          --         443          --
 Impairment of intangibles............................................         --          --      60,485          --
 Restructuring and other charges......................................        641       3,663       4,571       5,797
 Loss on long-term investments in related parties.....................      1,000          --       1,000          --
 Noncash compensation expense ........................................        110         108          83         (25)
                                                                          -------     -------     -------    --------
Operating loss........................................................    (20,072)    (23,238)    (84,923)    (16,737)
Other income..........................................................      1,085         593         675         109
                                                                          -------     -------     -------    --------
Loss before income tax benefit........................................    (18,987)    (22,645)    (84,248)    (16,628)
Income tax benefit....................................................         --          --          --      (1,635)
                                                                          -------     -------     -------    --------
Net loss..............................................................   $(18,987)   $(22,645)   $(84,248)   $(14,993)
                                                                          =======     =======     =======    ========

                                                                                 Percentage of Total Revenues
                                                                          -------------------------------------------
Revenues:
 Professional services ...............................................       98.1%       97.3%       95.5%       97.0%
 Hardware and software sales .........................................        1.9         2.7         4.5         3.0
                                                                          -------     -------     -------    --------
   Total revenues.....................................................      100.0       100.0       100.0       100.0
                                                                          -------     -------     -------    --------
Cost of Revenues:
 Professional services ...............................................       73.2        70.2        77.7        76.4
 Hardware and software sales .........................................        1.4         4.8         4.1         2.1
                                                                          -------     -------     -------    --------
   Total cost of revenues.............................................       74.6        75.0        81.8        78.5
                                                                          -------     -------     -------    --------
Gross profit..........................................................       25.4        25.0        18.2        21.5
Operating Expenses:
 Selling and marketing ...............................................       22.0        25.8        24.2        20.7
 General and administrative ..........................................       57.3        65.7        69.4        54.5
 Depreciation and amortization .......................................        3.7         5.2         3.9         4.0
 Intangibles amortization ............................................       30.7        34.4        42.7        20.1
 Loss on equipment....................................................         --          --         2.9          --
 Impairment of intangibles............................................         --          --       402.5          --
 Restructuring and other charges......................................        3.1        20.0        30.4        41.1
 Loss on long-term investments in related parties.....................        4.8          --         6.7          --
 Noncash compensation expense ........................................        0.5         0.6         0.6        (0.1)
                                                                          -------     -------     -------    --------
Operating loss........................................................      (96.7)     (126.7)     (565.1)     (118.8)
Other income (expense)................................................        5.2         3.2         4.5         0.8
                                                                          -------     -------     -------    --------
Loss before income tax provision benefit..............................      (91.5)     (123.5)     (560.6)     (118.0)
Income tax benefit....................................................         --          --          --       (11.6)
                                                                          -------     -------     -------    --------
Net loss..............................................................      (91.5)%    (123.5)%    (560.6)%    (106.4)%
                                                                          =======     =======     =======    ========

                                                                                         Quarter Ended
                                                                          -------------------------------------------
                                                                          Mar. 31,   June 30,    Sept. 30,   Dec. 31,
                                                                            2000       2000        2000        2000
                                                                          --------   --------    ---------   --------
Revenues:
 Professional services ...............................................    $18,901     $22,067     $23,754    $ 20,603
 Hardware and software sales .........................................        144       1,308         913         585
                                                                          -------     -------     -------    --------
   Total revenues.....................................................     19,045      23,375      24,667      21,188
                                                                          -------     -------     -------    --------
Cost of Revenues:
 Professional services ...............................................      9,706      11,169      12,137      14,408
 Hardware and software sales .........................................        108       1,000         669         424
                                                                          -------     -------     -------    --------
   Total cost of revenues.............................................      9,814      12,169      12,806      14,832
                                                                          -------     -------     -------    --------
Gross profit..........................................................      9,231      11,206      11,861       6,356
Operating Expenses:
 Selling and marketing ...............................................      2,651       3,126       3,169       3,344
 General and administrative ..........................................      5,440       6,424       6,954      13,413
 Depreciation and amortization .......................................        275         439         453         490
 Intangibles amortization ............................................        213         213         213       2,273
 Noncash compensation expense ........................................         19          19          19         101
                                                                          -------     -------     -------    --------
Operating profit (loss)...............................................        633         985       1,053     (13,265)
Other income..........................................................      1,237       1,941       2,068       1,556
                                                                          -------     -------     -------    --------
Income (loss) before income tax provision (benefit)...................      1,870       2,926       3,121     (11,709)
Income tax provision (benefit)........................................        842       1,262       1,339      (3,348)
                                                                          -------     -------     -------    --------
Net income (loss).....................................................    $ 1,028     $ 1,664     $ 1,782    $ (8,361)
                                                                          =======     =======     =======    ========

                                                                                 Percentage of Total Revenues
                                                                          -------------------------------------------
Revenues:
 Professional services ...............................................       99.2%       94.4%       96.3%       97.2%
 Hardware and software sales .........................................        0.8         5.6         3.7         2.8
                                                                          -------     -------     -------    --------
   Total revenues.....................................................      100.0       100.0       100.0       100.0
                                                                          -------     -------     -------    --------
Cost of Revenues:
 Professional services ...............................................       50.9        47.8        49.2        68.0
 Hardware and software sales .........................................        0.6         4.3         2.7         2.0
                                                                          -------     -------     -------    --------
   Total cost of revenues.............................................       51.5        52.1        51.9        70.0
                                                                          -------     -------     -------    --------
Gross profit..........................................................       48.5        47.9        48.1        30.0
Operating Expenses:
 Selling and marketing ...............................................       13.9        13.4        12.9        15.8
 General and administrative ..........................................       28.6        27.4        28.2        63.3
 Depreciation and amortization .......................................        1.5         1.9         1.8         2.3
 Intangibles amortization ............................................        1.1         0.9         0.9        10.7
 Noncash compensation expense ........................................        0.1         0.1         0.1         0.5
                                                                          -------     -------     -------    --------
Operating profit (loss)...............................................        3.3         4.2         4.2       (62.6)
Other income (expense)................................................        6.5         8.3         8.4         7.3
                                                                          -------     -------     -------    --------
Income (loss) before income tax provision (benefit)...................        9.8        12.5        12.6       (55.3)
Income tax provision (benefit)........................................        4.4         5.4         5.4       (15.8)
                                                                          -------     -------     -------    --------
Net income (loss).....................................................        5.4%        7.1%        7.2%      (39.5)%
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

Liquidity and Capital Resources

         Since inception, we have financed our operations through borrowings under short-term credit facilities, the sale of equity securities and cash flows from operations. As of December 31, 2001, we had approximately $41.3 million in cash and cash equivalents and $782,000 in restricted cash pursuant to certain operating lease agreements.

         Net cash used in operating activities increased to $37.1 million for 2001 from $2.0 million for 2000 primarily due to losses generated in operations. We experienced a decrease in accrued expenses and other current liabilities of approximately $4.0 million and a decrease of $2.1 million in deferred income. We also purchased $3.5 million in software inventory for resale of which $2.2 million remained in inventory at December 31, 2001. These net outflows of cash were offset by net inflows of cash as a result of decreases in accounts receivable, related party receivables and unbilled work in process of $6.6 million, $3.7 million and $2.8 million, respectively. Such decreases were attributable to increased collection efforts and declining revenues due to difficult market conditions. Accounts payable increased by $2.4 million of which approximately $1.5 million related to the purchase of software inventory for resale. Net cash used in operating activities for 2000 decreased to $2.0 million from $2.6 million for 1999. A significant use of cash resulted from an increase in accounts receivable, related party receivables and unbilled work in process of $5.7 million, $3.8 million and $1.7 million, respectively, as a result of the increase in revenues, offset by an increase in accrued expenses and other current liabilities of $3.7 million. Net cash used in operating activities for 1999 resulted from an increase in accounts receivable and related party receivables of $7.6 million as a result of the increase in revenues, offset by an increase in accounts payable and accrued expenses and other current liabilities.

         Net cash used in investing activities was $3.6 million in 2001, $53.6 million in 2000 and $2.5 million in 1999. Capital expenditures were $7.4 million for 2001, $6.9 million for 2000 and $2.1 million for 1999. Capital expenditures consisted of computer equipment, office furniture and leasehold improvements in connection with the investment in our infrastructure. Also included in capital expenditures for 2001 was $2.5 million of costs incurred in connection with the development of software to be used for internal purposes. In 2000, a significant use of cash resulted from $43.3 million net cash paid in the acquisitions of Synet and Global Integrity and $2.0 million in long-term investments.

         Net cash provided by financing activities was $2.0 million for 2001, $45.9 million for 2000 and $94.8 million for 1999. Cash provided by financing activities for 2001 resulted from the receipt of proceeds from the exercise of options and the sale of common stock in connection with our Employee Stock Purchase Plan. Cash provided by financing activities for 2000 resulted from the receipt of approximately $39.8 million in net proceeds from the sale of common stock in a follow-on offering, $3.6 million in proceeds from exercise of stock options and $2.6 million in proceeds from the sale of common stock in connection with our Employee Stock Purchase Plan. Cash provided by financing activities for 1999 resulted from the receipt of approximately $75.1 million in net proceeds from the sale of common stock in the initial public offering, the receipt of approximately $18.6 million in net proceeds related to the sale of preferred stock and the receipt of approximately $15.5 million in net proceeds from the sale of common stock to Cisco and partnerships affiliated with General Atlantic Partners, LLC prior to the initial public offering, offset partially by the repayment of short-term borrowings and repurchase of treasury stock.

         We have a demand loan facility, secured by a lien on all of our assets, under which we may borrow up to the lesser of $5.0 million or 80.0% of our accounts receivable. Amounts outstanding under the facility bear interest at the lender's base rate which was 4.75% as of December 31, 2001. At December 31, 2001 there were no amounts outstanding under the facility.

         We have commitments to make future payments under various lease agreements for computer equipment, office furniture and office space. Future commitments under these leases are as follows:


------------------------ ----------------------------------------------------------------------------------------------------------
                                                        Payments Due By Period
------------------------ ----------------------------------------------------------------------------------------------------------
Contractual Cash         Total                 Less than 1 year       1-3 years             4-5 years             After 5 years
Obligations
------------------------ --------------------- ---------------------- --------------------- --------------------- -----------------
Capital Lease            153,492               92,241                 61,251                -                     -
Obligations
------------------------ --------------------- ---------------------- --------------------- --------------------- -----------------
Operating Leases         23,618,340            4,822,582              10,218,440            3,591,341             4,985,977
------------------------ --------------------- ---------------------- --------------------- --------------------- -----------------


         Based on our current revenue projections, we believe that we will continue to be cash flow negative for at least the first six months of the 2002. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

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

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company will adopt the provisions of SFAS 142 on January 1, 2002.


         In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which is effective October 1, 2003. SFAS 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company is currently assessing, but has not yet determined the effect, if any, of SFAS 143.

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

         On November 14-15, 2001, the Emerging Issues Task Force (EITF) of the FASB concluded that reimbursements received for "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the income statement. The new accounting treatment should be applied in financial reporting periods (years) beginning as early as the March 2002 quarter. Upon application of the pronouncement, comparative financial statements for prior periods must also be reclassified in order to ensure consistency among all periods presented. The Company has not yet determined the impact of this pronouncement on its results of operations.

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

Interest Rate Risks.

         We do not currently have any outstanding indebtedness, with the exception of capital leases. In addition, our investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, we are not exposed to material market risk arising from interest rate changes, nor do such changes affect the value of investments as recorded by us.

Item 8. Financial Statements and Supplementary Data

         Reference is made to the financial statements listed under the heading
(a)(1) Consolidated Financial Statements of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this item is incorporated by reference from the information under the captions Election of Directors and Executive Compensation, Management and Other Information contained in our definitive proxy statement to be filed no later than April 30, 2002, in connection with the solicitation of proxies for our annual meeting of stockholders to be held in May 2002 (the "Proxy Statement").

Item 11. Executive Compensation

         The information required by this item is incorporated by reference from the information under the caption Executive Compensation, Management and Other Information contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference from the information under the caption Security Ownership of Certain Beneficial Owners and Management contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference from the information under the caption Certain Transactions contained in the Proxy Statement.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Consolidated Financial Statements.

         The following consolidated financial statements of Predictive Systems, Inc. and Subsidiaries and the Report of Independent Public Accountants thereon are included in Item 8 above:




                                                                            Page
                                                                            ----
Report of Independent Public Accountants ................................    F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000. ...........    F-3
Consolidated Statements of Operations for the Years Ended December 31,
  2001, 2000 and 1999....................................................    F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income
  (Loss)for the Years Ended December 31, 2001, 2000 and 1999.............    F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
  2001, 2000 and 1999....................................................    F-7
Notes to Consolidated Financial Statements. .............................    F-9


(a) (2) Financial Statement Schedule.


                                                                            Page
                                                                            ----
Schedule II -- Schedule of Valuation and Qualifying Accounts.............    S-2

(a) (3) Exhibits.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

 Number                               Description
 ------                               -----------
3.1(1)   Amended and Restated Certificate of Incorporation.
3.2(2)   Amended and Restated By-laws.
4.1(3)   Specimen common stock certificate.
4.2      See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
         Certificate of Incorporation and Amended and Restated By-laws of the
         Registrant defining the rights of holders of Common Stock of the
         Registrant.
10.1(3)  1999 Stock Incentive Plan.
10.2(3)  1999 Employee Stock Purchase Plan.
10.3(4)  Synet Service Corporation 1996 Stock Option Plan.
10.4(4)  Global Integrity Corporation 1998 Stock Incentive Plan.
10.5++   Agreement, dated October 6, 2000, by and between the Registrant and BellSouth MNS, Inc.
10.7(4)  Amended and Restated Registration Rights Agreement, dated December 14, 2000.
10.8(3)  Secured Promissory Note, dated August 31, 1998, in favor of Brown Brothers Harriman & Co.
10.9(6)  Agreement of Lease, dated September 25, 2001, by and between the Registrant and EBS Forty-
         Fourth Property Associates LLC.
10.10    Intentionally omitted.
10.11(4) Professional Services Agreement, dated November 7, 2000 by and between the Registrant and
         Bear, Sterns & Co., Inc.
10.12(4) Professional Services Agreement, dated March 1, 2000 by and between the Registrant and
         RiverSoft Inc.
10.13    Partner Agreement, dated March 28, 2001, by and between the Registrant and RiverSoft Inc.
10.14    Service Agreement, dated February 2, 2000, by and between the Registrant and Cisco
         Systems, Inc.
10.15++  Professional Services Agreement, effective October 7, 2001, by and between the Registrant and Science Applications International
         Corporation
10.16(4) Technical Services Agreement, dated November 17, 2000 by and between Science Applications
         International Corporation and Global Integrity Corporation.
10.17(4) Assignment and Cross License Agreement, dated December 6, 2000 by and between Science
         Applications International Corporation and Global Integrity Corporation.
10.18    Marketing Agreement, dated, August 2, 2001, by and between the
         Registrant and BellSouth Telecommunications, Inc.
10.19(3) Investor's Rights Agreement, dated September 16, 1999, by and between Cisco Systems,
         Inc. and the Registrant.
10.20+   Professional Services Subcontract, dated May 14, 1999, by and between Cisco Systems,
         Inc. and the Registrant.
10.21(7) Employment Agreement, dated as of June 15, 2001, by and between the Registrant and Andrew
         Zimmerman.
10.22(4) Service Agreement, dated January 1, 2001 by and between the Registrant and Eammon Kearns.
10.23(3) Employment Agreement, dated September 21, 1999, by and between Gerard Dorsey and the
         Registrant.
21.1     List of Subsidiaries.
23.1     Consent of Arthur Andersen LLP.
99.1     Letter from the Registrant regarding Arthur Andersen.

(1) Incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1, No. 333-84045 (Registration Statement No. 333- 84045).

(2) Incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-84045.

(3) Incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-84045.

(4) Incorporated by reference to the identically numbered exhibit of the Registrant's Annual Report on Form 10K for the period ending December 31, 2000.

(5) Incorporated by reference to Exhibit 10.3.1 of the Registrant's Annual Report on Form 10K for the period ending December 31, 2000.

(6) Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10Q for the period ending September 30, 2001

(7) Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10Q for the period ending June 30, 2001.

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

(b) Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the fourth quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 27th day of March, 2002.


                                   PREDICTIVE SYSTEMS, INC.

                                   By:  Andrew Zimmerman
                                        ---------------------------------
                                   Name: Andrew Zimmerman
                                   Title: Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities indicated.

             Signature                                 Title(s)                            Date
             ---------                                 --------                            ----
   /s/ Andrew Zimmerman                 Chief Executive Officer and Director      March 27, 2002
-------------------------------------   (principal executive officer)
     Andrew Zimmerman


        /s/ Gerard E. Dorsey            Chief Financial Officer (principal        March 27, 2002
-------------------------------------   financial and accounting officer)
          Gerard E. Dorsey


         /s/ Peter L. Bloom             Director                                  March 27, 2002
-------------------------------------
           Peter L. Bloom


         /s/ John M. Jacobs             Director                                  March 27, 2002
-------------------------------------
           John M. Jacobs


        /s/ Braden R. Kelly             Director                                  March 27, 2002
-------------------------------------
          Braden R. Kelly


           /s/ Eric Meyer               Director                                  March 27, 2002
-------------------------------------
             Eric Meyer


       /s/ Ronald G. Pettengill, Jr.    Director                                  March 27, 2002
-------------------------------------
            Ronald G. Pettengill, Jr.


          /s/ Inder Sidhu               Director                                  March 27, 2002
-------------------------------------
            Inder Sidhu


        /s/ William L. Smith            Director                                  March 27, 2002
-------------------------------------
          William L. Smith


        /s/ William W. Wyman            Chairman of the Board of Directors        March 27, 2002
-------------------------------------
          William W. Wyman


                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                        Page
                                                                                                        ----
Report of Independent Public Accountants...........................................................     F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000.......................................     F-3
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.........     F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years
Ended December 31, 2001, 2000 and 1999.............................................................     F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.........     F-7
Notes to Consolidated Financial Statements.........................................................     F-9
Report of Independent Public Accountants...........................................................     S-1
Schedule II - Schedule of Valuation and Qualifying Accounts........................................     S-2


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Predictive Systems, Inc.:

         We have audited the accompanying consolidated balance sheets of Predictive Systems, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Predictive Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.



                                             /s/ ARTHUR ANDERSEN LLP
                                             -----------------------



New York, New York
February 6, 2002

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                                                   ------------
                                                                                             2001               2000
                                                                                             ----               ----
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents............................................................   $ 41,277,867        $ 80,058,791
Marketable securities................................................................             --           3,794,100
Accounts receivable--net of allowance for doubtful accounts of $2,606,361 and
  $1,292,491, respectively...........................................................     10,124,399          21,801,755
Unbilled work in process.............................................................      1,319,044           5,055,471
Inventory held for resale............................................................      2,205,986                  --
Related party receivables............................................................      1,052,540           4,767,397
Receivables from employees...........................................................         61,526             423,074
Refundable income taxes..............................................................        375,982                 --
Prepaid expenses and other current assets............................................      2,180,531           2,335,192
                                                                                        ------------        ------------

Total current assets.................................................................     58,597,875         118,235,780

Property and equipment--net of accumulated depreciation and amortization of
  $4,587,357 and $3,363,265, respectively............................................      6,323,100          10,403,523
Intangible assets--net of accumulated amortization of $25,171,316 and
  $3,238,598, respectively...........................................................     36,242,922         115,441,166
Long-term investments in related parties.............................................             --           2,000,000
Restricted cash......................................................................        782,292                  --
Other assets.........................................................................        547,103             248,068
                                                                                        ------------        ------------

Total assets.........................................................................   $102,493,292        $246,328,537
                                                                                        ============        ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable.....................................................................   $  5,451,745        $  3,062,164
Accrued expenses and other current liabilities.......................................     11,452,464          12,073,049
Current portion of capital lease obligations.........................................         81,714             137,734
Current portion of notes payable.....................................................             --              16,000
Income taxes payable.................................................................         16,626             313,267
Deferred income tax liability........................................................             --             112,281
Deferred income......................................................................        333,527           2,890,130
                                                                                        ------------        ------------

Total current liabilities............................................................     17,336,076          18,604,625

NONCURRENT LIABILITIES:
Capital lease obligations............................................................         52,134             151,965
Deferred rent........................................................................        165,251             530,589
Deferred income tax liability........................................................             --           3,347,072
Other long-term liabilities..........................................................          3,000                  --
                                                                                        ------------        ------------

Total liabilities....................................................................     17,556,461          22,634,251
                                                                                        ------------        ------------
COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued
  and outstanding....................................................................             --                  --
Common stock, $.001 par value, 200,000,000 shares authorized,
  36,360,491 and 34,903,696 shares issued and outstanding............................         36,361              34,904
Additional paid-in capital...........................................................    229,408,586         227,753,713
Deferred compensation................................................................       (182,581)          (694,280)
Accumulated deficit..................................................................   (144,390,718)        (3,517,572)
Accumulated other comprehensive income...............................................         65,183             117,521
                                                                                        ------------        ------------

Total stockholders' equity...........................................................     84,936,831         223,694,286
                                                                                        ------------        ------------
Total liabilities and stockholders' equity...........................................   $102,493,292        $246,328,537
                                                                                        ============        ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For The Years Ended December 31,
                                                                 --------------------------------
                                                          2001                  2000                 1999
                                                          ----                  ----                 ----
Revenues:
Professional services...............................   $ 66,216,949        $ 85,325,305         $ 50,698,035
Hardware and software sales.........................      1,990,869           2,949,961            2,046,810
                                                       ------------         -----------          -----------

Total revenues......................................     68,207,818          88,275,266           52,744,845
                                                       ------------         -----------          -----------

Cost of Revenues:
Professional services...............................     50,517,538          47,420,520           25,698,926
Hardware and software purchases.....................      2,090,307           2,200,748            1,765,746
                                                       ------------         -----------          -----------

Total cost of revenues..............................     52,607,845          49,621,268           27,464,672
                                                       ------------         -----------          -----------

Gross profit........................................     15,599,973          38,653,998           25,280,173

Operating Expenses:
Sales and marketing.................................     15,830,308          12,290,414            8,477,692
General and administrative..........................     42,057,829          32,230,805           16,809,504
Depreciation and amortization.......................      2,872,587           1,657,311              756,019
Intangibles amortization............................     21,932,718           2,911,727              326,871
Loss on equipment...................................        443,498                  --                   --
Impairment of intangibles...........................     60,485,448                  --                   --
Restructuring and other charges.....................     14,672,561                  --                   --
Loss on long-term investments in related parties....      2,000,000                  --                   --
Noncash compensation expense........................        275,732             157,557               47,953
                                                       ------------         -----------          -----------

Operating loss......................................   (144,970,708)        (10,593,816)          (1,137,866)

Other Income (Expense):
Interest income.....................................      2,565,474           7,260,536              943,898
Other (expense) income .............................        (50,819)           (268,314)              76,309
Interest expense....................................        (51,845)           (190,519)            (157,210)
                                                       ------------         -----------          -----------

Loss before income tax (benefit) provision..........   (142,507,898)         (3,792,113)            (274,869)
Income tax (benefit) provision......................     (1,634,752)             95,084              682,497
                                                       ------------         -----------          -----------

Net loss............................................  $(140,873,146)       $ (3,887,197)        $   (957,366)
                                                       ============         ===========          ===========

Net loss per share --
Basic and Diluted...................................  $       (3.91)       $      (0.15)        $      (0.08)
                                                       ============         ===========          ===========

Weighted average common shares outstanding--
Basic and Diluted...................................     36,008,048          26,273,946           12,137,560
                                                       ============         ===========          ===========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                                                             Convertible
                                                           Preferred Stock               Common Stock            Additional
                                                       -----------------------      -----------------------        Paid-in
                                                       Shares         Par Value      Shares       Par Value        Capital
                                                       ------         ---------      ------       ---------      ----------
Balance at December 31, 1998......................           --       $     --      7,900,200     $ 7,900     $     682,270
   Comprehensive loss.............................
   Net loss.......................................           --             --             --          --                --
   Unrealized gains on investments................           --             --             --          --                --
   Foreign currency translation adjustment........           --             --             --          --                --
Total comprehensive loss..........................           --             --             --          --                --
   Preferred stock dividends......................           --             --             --          --                --
   Issuance of preferred stock....................    6,512,316          6,512             --          --        18,559,713
   Common stock repurchased to
     treasury, 2,855,100 shares...................           --             --             --          --                --
   Issuance of common stock, net of
     offering expenses of $750,000................           --             --      1,355,000       1,355        15,508,645
   Issuance of common stock in
     connection with the acquisition of NRCC......           --             --      1,062,814       1,063         4,250,193
   Issuance of common stock in initial
     public offering, net of offering
     expenses, including the
     reissuance of 2,855,100 shares
     of treasury stock............................           --             --      1,744,900       1,745        66,737,265
   Conversion of preferred stock to
     common stock.................................   (6,512,316)        (6,512)    10,712,316      10,712           695,800
   Exercise of options............................           --             --        653,970         654           300,065
   Income tax benefit relating to
     exercise of options..........................           --             --             --          --         1,366,105
   Recognition of deferred compensation...........           --             --             --          --           304,625
   Noncash compensation expense...................           --             --             --          --                --
                                                      ----------        --------   ----------     -------      ------------
Balance at December 31, 1999......................           --             --     23,429,200      23,429       108,404,681
   Comprehensive loss.............................
   Net loss.......................................           --             --             --          --                --
   Unrealized loss on investments.................           --             --             --          --                --
   Foreign currency translation adjustment........           --             --             --          --                --
Total comprehensive loss..........................           --             --             --          --                --
   Issuance of common stock in connection with
   Employee Stock Purchase Plan...................           --             --        192,723         193         2,571,958
   Issuance of common stock in secondary offering,
     net of offering expenses of $917,000.........           --             --      1,000,000       1,000        39,823,079
   Issuance of common stock and options in
     connection with the acquisition of Synet.....           --             --      1,922,377       1,923        22,729,425
   Issuance of common stock and options in
     connection with the acquisition of Global
     Integrity....................................           --             --      5,240,275       5,240        45,057,627
   Exercise of options............................           --             --      3,119,121       3,119         3,928,871
   Income tax benefit relating to
     exercise of options..........................           --             --             --          --         5,238,072
   Noncash compensation expense...................           --             --             --          --                --
                                                       ----------        --------  ----------     -------      ------------
Balance at December 31, 2000......................           --             --     34,903,696      34,904       227,753,713
   Comprehensive loss.............................
   Net loss.......................................           --             --             --          --                --
   Unrealized loss on investments.................           --             --             --          --                --
   Foreign currency translation adjustment........           --             --             --          --                --
Total comprehensive loss..........................           --             --             --          --                --
   Issuance of common stock in connection with
     Employee Stock Purchase Plan.................           --             --        181,125         181           285,478
   Exercise of options............................           --             --      1,275,670       1,276         1,567,697
   Cancellation of options........................           --             --             --          --          (281,736)
   Noncash compensation expense...................           --             --             --          --            83,434
                                                     ----------        -------     ----------     -------      ------------
Balance at December 31, 2001......................           --       $     --     36,360,491     $  36,361   $ 229,408,586
                                                     ==========       ========     ==========     =========   =============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                              (LOSS)-- (Continued)

                                                                                   Retained     Accumulated
                                                                                   Earnings        Other            Total
                                                 Treasury        Deferred        (Accumulated   Comprehensive    Stockholders'
                                                  Stock        Compensation        Deficit)     Income (Loss)       Equity
                                                  -----        ------------        --------     -------------   -------------
Balance at December 31, 1998...............     $       --      $      --        $ 1,335,741      $       --   $   2,025,911
   Comprehensive loss......................
   Net loss................................             --             --           (957,366)                       (957,366)
   Unrealized gains on investments.........             --             --                 --         1,426             1,426
   Foreign currency translation
     adjustment............................             --             --                 --       (40,767)          (40,767)
                                                                                                  --------      ------------
Total comprehensive loss...................                                                                         (996,707)
                                                                                                                ============
   Preferred stock dividends...............             --             --             (8,750)           --            (8,750)
   Issuance of preferred stock.............             --             --                 --            --        18,566,225
   Common stock repurchased to
     treasury, 2,855,100 shares............     (8,398,753)            --                 --            --        (8,398,753)
   Issuance of common stock, net of
     offering expenses of $750,000.........             --             --                 --            --        15,510,000
   Issuance of common stock in
     connection with the acquisition of
     NRCC..................................             --             --                 --            --         4,251,256
   Issuance of common stock in initial
     public offering, net of offering
     expenses, including the
     reissuance of 2,855,100 shares
     of treasury stock.....................      8,398,753             --                 --            --        75,137,763
   Conversion of preferred stock to
     common stock..........................             --             --                 --            --           700,000
   Exercise of options.....................             --             --                 --            --           300,719
   Income tax benefit relating to
     exercise of options...................             --             --                 --            --         1,366,105
   Recognition of deferred
     compensation..........................             --       (304,625)                --            --                --
   Noncash compensation expense............             --         47,953                 --            --            47,953
                                                ----------     ----------     --------------      --------     -------------
Balance at December 31, 1999...............             --       (256,672)           369,625       (39,341)      108,501,722
   Comprehensive loss......................
   Net loss................................             --             --         (3,887,197)           --        (3,887,197)
   Unrealized loss on investments..........             --             --                 --       (11,670)          (11,670)
   Foreign currency translation
     adjustment............................             --             --                 --       168,532           168,532
                                                                                                  --------      ------------
Total comprehensive loss...................                                                                       (3,730,335)
                                                                                                                ============
   Issuance of common stock in connection
     with the Employee Stock Purchase Plan.             --             --                 --            --         2,572,151
   Issuance of common stock in
     secondary offering, net of offering
     expenses of $917,000..................             --             --                 --            --        39,824,079
   Issuance of common stock and options
     in connection with the acquisition
     of Synet..............................             --       (474,308)                --            --        22,257,040
   Issuance of common stock and options
     in connection with the acquisition of
     Global Integrity......................             --       (120,857)                --            --        44,942,010
   Exercise of options.....................             --             --                 --            --         3,931,990
   Income tax benefit relating to
     exercise of options...................             --             --                 --            --         5,238,072
   Noncash compensation expense............             --        157,557                 --            --           157,557
                                                ----------     ----------     --------------      --------     -------------
Balance at December 31, 2000...............             --       (694,280)        (3,517,572)      117,521       223,694,286
   Comprehensive loss......................
   Net loss................................             --             --       (140,873,146)      --           (140,873,146)
   Unrealized loss on investments..........             --             --                 --        (2,896)           (2,896)
   Foreign currency translation
     adjustment............................             --             --                 --       (49,442)          (49,442)
                                                                                                  --------      ------------
Total comprehensive loss...................                                                                     (140,925,484)
                                                                                                                ============
   Issuance of common stock in connection
     with Employee Stock Purchase Plan.....             --             --                 --            --           285,659
   Exercise of options.....................             --             --                 --            --         1,568,973
   Cancellation of options.................             --        319,401                 --            --            37,665
   Noncash compensation expense............             --        192,298                 --            --           275,732
                                                ----------     ----------     --------------      --------     -------------

Balance at December 31, 2001...............     $       --     $ (182,581)    $ (144,390,718)     $ 65,183     $  84,936,831
                                                ==========     ==========     ==============      ========     =============

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Years Ended December 31,
                                                                       --------------------------------
                                                                   2001              2000             1999
                                                                   ----              ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................   $(140,873,146)   $  (3,887,197)   $    (957,366)
Adjustments to reconcile net loss to net cash used in
  operating activities--
Noncash compensation expense ..............................         275,732          157,557           47,953
Deferred income taxes .....................................      (1,529,498)        (462,297)        (674,836)
Depreciation and amortization .............................      24,805,305        4,569,038        1,082,890
Loss on equipment .........................................         443,498               --               --
Impairment of intangibles .................................      60,485,448               --               --
Gain on sale of property and equipment ....................              --           (3,023)              --
Bad debt expense ..........................................       4,758,026        4,921,556          501,141
Loss on long-term investments in related parties ..........       2,000,000               --               --
Write-off of software inventory ...........................         500,000               --               --
Write-off of receivables from employees ...................          27,237               --               --
Non-cash component of restructuring and other charges .....       8,118,252               --               --
(Increase) decrease in--
Restricted cash ...........................................        (782,292)              --               --
Accounts receivable .......................................       6,564,759       (5,655,077)      (6,728,666)
Unbilled work in process ..................................       2,796,754       (1,740,325)         773,704
Related party receivables .................................       3,714,857       (3,840,111)        (901,446)
Inventory held for resale .................................      (2,205,986)              --               --
Income taxes ..............................................        (375,048)         762,802        1,039,038
Prepaid expenses and other current assets .................      (1,440,703)        (300,372)        (749,493)
Other assets ..............................................        (316,407)          24,833           10,307
Increase (decrease) in--
Accounts payable ..........................................       2,392,553             (233)         885,107
Accrued expenses and other current liabilities ............      (3,963,460)       3,673,829        2,737,184
Deferred income ...........................................      (2,140,033)        (665,116)         601,810
Deferred rent .............................................        (365,338)         480,726          (21,094)
Other long-term liabilities ...............................           3,000           (2,498)        (266,652)
                                                              -------------    -------------    -------------
Net cash used in operating activities .....................     (37,106,490)      (1,965,908)      (2,620,419)
                                                              -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities .........................      (8,487,989)      (8,011,356)      (3,118,060)
Proceeds from sale or redemption of marketable securities .      12,279,179        6,223,646        1,101,426
Payments to employees .....................................         (62,576)         (76,308)        (110,637)
Repayments from employees .................................         111,785           64,647           48,878
Repayments from stockholders ..............................              --               --          515,000
Payments to related party .................................              --               --         (478,078)
Repayments from related party .............................              --               --        1,395,026
Settlement of notes receivable, net .......................              --          283,493               --
Cash received from acquisition of NRCC ....................              --               --          163,768
Purchase of property and equipment ........................      (7,448,973)      (6,862,966)      (2,065,032)
Sale of property and equipment ............................              --           27,500               --
Net cash paid in acquisitions of Synet and Global Integrity              --      (43,282,258)              --
Long-term investments in related parties ..................              --       (2,000,000)              --
                                                              -------------    -------------    -------------
Net cash used in investing activities .....................      (3,608,574)     (53,633,602)      (2,547,709)
                                                              -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft ............................................              --               --         (475,610)
Common shares repurchased to treasury .....................              --               --       (8,398,753)
Proceeds from short-term borrowings .......................              --               --        4,351,000
Repayments of short-term borrowings .......................              --               --       (9,949,000)
Payment of preferred dividends ............................              --               --          (70,000)
Proceeds from sale of preferred stock .....................              --               --       18,566,225
Proceeds from sale of common stock, net of expenses .......              --               --       15,510,000
Proceeds from public offerings, net of expenses,
  including reissuance of treasury stock ..................              --       39,824,079       75,137,763
Proceeds from exercise of stock options ...................       1,853,774        3,637,436          300,719
Proceeds from issuance of common stock in connection
  with Employee Stock Purchase Plan .......................         285,659        2,572,151               --
Principal payments on capital leases ......................        (155,851)        (177,531)        (129,815)
                                                              -------------    -------------    -------------
Net cash provided by financing activities .................       1,983,582       45,856,135       94,842,529
                                                              -------------    -------------    -------------
Effects of exchange rates .................................         (49,442)         168,532          (40,767)
Net (decrease) increase in cash ...........................     (38,780,924)      (9,574,843)      89,633,634

CASH AND CASH EQUIVALENTS, beginning of period ............      80,058,791       89,633,634               --
                                                              -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, end of period ..................   $  41,277,867    $  80,058,791    $  89,633,634
                                                              =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for--
Interest ..................................................   $      55,313    $     190,519    $     234,768
                                                              =============    =============    =============
Taxes .....................................................   $     359,744    $     109,440    $     442,420
                                                              =============    =============    =============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)

                                                                    For the Years Ended December 31,
                                                                    --------------------------------
                                                               2001                2000              1999
                                                               ----                ----              ----

DETAILS OF ACQUISITIONS (Note 3):
Fair value of assets acquired........................      $         --      $ 127,608,072      $ 5,051,683
Liabilities assumed..................................                --        (15,980,009)        (800,427)
Less fair value of equity issued.....................                --        (67,199,050)      (4,251,256)
Less remaining accrued transaction expenses..........                --        ( 1,133,662)              --
                                                           ------------      -------------      -----------
  Cash paid..........................................                --         43,295,351               --
Less cash acquired...................................                --            (13,093)        (163,768)
                                                           ------------      -------------      -----------
  Net cash paid (received)...........................      $         --      $  43,282,258      $  (163,768)
                                                           ============      =============      ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING TRANSACTIONS:

Stock and options issued for acquisition.............      $         --      $  67,199,050      $ 4,251,256
                                                           ============      =============      ===========

Tax benefits of stock option exercises...............      $         --      $   5,238,072      $ 1,366,105
                                                           ============      =============      ===========

Dividends declared on mandatory redeemable
convertible preferred stock..........................      $         --      $          --      $     8,750
                                                           ============      =============      ===========

Services provided to Global Integrity prior to
acquisition date.....................................      $         --      $     555,500      $        --
                                                           ============      =============      ===========

Noncash adjustment to purchase price for Fiscal 2000
acquisitions.........................................      $  2,196,521      $          --      $        --
                                                           ============      =============      ===========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Ownership and Operations:

         Predictive Systems, Inc. (the Company), was incorporated under the laws of the State of Delaware on February 10, 1995. The Company was formerly 100% owned by Predictive Holdings, Inc. (the Parent). During the first quarter of 1999 the Parent was merged with and into the Company and the Parent was concurrently dissolved. The financial statements and footnotes reflect the combined operations and financial position of the Company and the Parent for all periods presented.

         The Company provides network security and consulting services and managed security services for the design, performance, management and security of complex computing networks. Services are currently provided through the Company's offices and wholly-owned subsidiaries located throughout the United States and its wholly-owned subsidiaries in England, which was formed in the first quarter of 1999, The Netherlands, which was acquired in the third quarter of 1999, two subsidiaries in Germany, one of which was acquired in the fourth quarter of 2000 through the acquisition of Synet and a second subsidiary which was formed in the first quarter of 2001, and in Japan, which was also formed in the first quarter of 2001.

(2) Summary of Significant Accounting Policies:

Principles of Consolidation

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

Revenue and Cost Recognition

         Revenues for time-and-material contracts are recognized as the services are rendered. Revenues for fixed-price contracts are recognized as services are rendered on the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. Revenues for subscription-based contracts are recognized on a straight-line basis over the period of service. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The Company acts as a reseller of certain hardware and software and sales revenue is recognized when these products are shipped to the customer. Revenues for the resale of inventory are recognized on a net basis in the period of resale as the Company is not the primary obligor in the arrangement and receives a stated percentage of the amount billed to the customer.

         Unbilled work in process represents costs incurred and estimated earnings, production, and other client-reimbursable costs. Included in unbilled work in process as of December 31, 2001 and 2000 is $633,856 and $4,193,223, respectively, related to fixed-price contracts.

         Deferred income represents prepayments from customers that are recorded as liabilities for future services to be performed. Income is recognized upon performance of these related services.

Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

         The Company is required under the terms of certain lease agreements to provide letters of credit. The credit facility agreement used to provide these financial guarantees places restrictions on the Company's cash and cash equivalents. Restricted cash of $782,292 at December 31, 2001 was pledged as collateral under this agreement.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(2) Summary of Significant Accounting Policies: -- (Continued)

Marketable Securities

         The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. All marketable securities are classified as available-for-sale and are available to support current operations or take advantage of other investment opportunities. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses, net of taxes, are computed on the basis of specific identification and are recorded as a component of other comprehensive income. Unrealized gains and losses in fiscal years 2001, 2000 and 1999 were immaterial.

Inventory Held for Resale

         Inventory held for resale is stated at the lower of cost or market. At December 31, 2001, inventory held for resale was $2,205,986.

Property and Equipment

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

         The Company accounts for internal use software under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. As of December 31, 2001, the Company capitalized $2,474,656 in internally developed software costs. Such costs will be amortized once the software is ready for its intended use, which is expected to be in fiscal 2002, using the straight-line method over a period of three years.

Intangibles

         Intangible assets principally include customer lists, workforce, developed technology, tradenames and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill). The intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from three to five years.

         The Company assesses the recoverability of intangibles by determining whether the amortization of the goodwill balance over its remaining life can be recovered through forecasted future operations. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset. (Note 6)

Business Concentrations and Credit Risk

         Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company's clients are primarily concentrated in the United States. The Company generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. For the years ended December 31, 2001 and 2000, the Company recorded bad debt expense of $4.7 million and $4.9 million, respectively. The Company wrote-off trade accounts receivable of approximately $1,925,000 and $3,996,000, respectively, in 2001 and 2000 as a result of customers filing for federal bankruptcy protection, which created significant uncertainty regarding the Company's ability to collect these outstanding trade accounts receivable balances. The remaining expense for the years ended December 31, 2001 and 2000 was additional provision based on the Company's analysis of its accounts receivable balances.

         For the years ended December 31, 2001 and 2000, approximately 17% and 10% of sales, respectively, were from one customer who is a related party (Note
7). The amounts due from this customer at December 31, 2001 and 2000 were $994,322 and $2,843,901, respectively. For the year ended December 31, 1999, approximately 31% of sales were from two customers. For the years ended December 31, 2001, 2000 and 1999, the Company's five largest customers accounted for approximately 40.6%, 37.8% and 45.8% of revenues, respectively.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(2) Summary of Significant Accounting Policies: -- (Continued)

Foreign Currency Translation

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

Income Taxes

         The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. (Note 11)

Net Income (Loss) per Share

         The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding. Diluted net income (loss) per share (Diluted EPS) is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding.

Accounting for Long-Lived Assets

         The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company reviewed its long-lived assets for impairment for the year ended December 31, 2001. Based on this review, the Company recognized an impairment loss of $18.2 million and $42.3 million, respectively, for the difference between the estimated fair value of Synet and Global Integrity and the carrying amount of each of their assets and liabilities, including goodwill.

Stock-Based Compensation

         The Company observes the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), and elected to continue the accounting set forth in Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees" (APB 25) and to provide the necessary pro forma disclosures as if the fair value method had been applied. (Note 12)

Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of outstanding borrowings approximate fair value.

Comprehensive Income

         The Company observes SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). The standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in stockholders' equity, be reported in the financial statements. The adoption of SFAS 130 increased the reporting disclosures but had no impact on the results of operations or financial position of the Company.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(2) Summary of Significant Accounting Policies: -- (Continued)

Segment Reporting

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company believes it operates in three segments. The Company evaluates the performance of its segments based on their operating income (loss), which represents segment revenues less direct costs of operation excluding the allocation of corporate expense. (Note 14)

Recently Issued Accounting Pronouncements

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

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company will adopt the provisions of SFAS 142 effective January 1, 2002. The Company has not yet assessed the impact of this pronouncement on its results of operations.

         In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which is effective October 1, 2003. SFAS 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company is currently assessing, but has not yet determined the effect, if any, of SFAS 143.

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

         On November 14-15, 2001, the Emerging Issues Task Force (EITF) of the FASB concluded that reimbursements received for "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the income statement. The new accounting treatment should be applied in financial reporting periods (years) beginning as early as the March 2002 quarter. Upon application of the pronouncement, comparative financial statements for prior periods must also be reclassified in order to ensure consistency among all periods presented. The Company has not yet determined the impact of this pronouncement on its results of operations.

Reclassification

         Certain items have been reclassified in the prior year to conform to the current year presentation.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(3) Acquisitions:

         On August 12, 1999, the Company acquired Network Resource Consultants and Company B.V. (NRCC) in a transaction accounted for as a purchase. In connection with this transaction, the Company exchanged 1,062,814 shares of its common stock at a fair value of $4.3 million in exchange for all of the outstanding stock of NRCC. The Company acquired net tangible assets of approximately $88,000 and recorded intangible assets of approximately $4.3 million, which represented the excess of the purchase price over the fair value of the net tangible assets acquired. The intangible assets are being amortized on a straight-line basis over a period of five years. The results of operations of NRCC have been included in the results of operations of the Company since the date of acquisition.

         The preliminary purchase price allocation as of December 31, 1999 is as follows:

     Cash and cash equivalents...................................  $  163,768
     Accounts receivable, net....................................     322,149
     Prepaid expenses and other current assets...................      83,771
     Property and equipment......................................     218,458
     Goodwill....................................................   4,263,537
     Accounts payable and accrued expenses.......................    (285,801)
     Deferred income.............................................     (17,497)
     Due to shareholder..........................................    (269,150)
     Income taxes payable........................................    (127,979)
                                                                   ----------
                                                                   $4,351,256
                                                                   ==========

         On October 16, 2000, the Company acquired Synet Service Corporation (Synet) in a transaction accounted for as a purchase. Synet is a network and systems management consulting firm that works with organizations to improve the availability and reliability of e-commerce applications and network infrastructure. The consideration for the acquisition consisted of an aggregate of 1,922,377 shares of common stock at a fair value of $11.00 per share, par value $0.001 per share, $9,000,000 cash paid upon closing of the transaction, $1,053,164 cash paid to fund the operating needs of Synet prior to the closing of the transaction and transaction expenses of $1,085,417, of which all have been paid as of December 31, 2001. Approximately 522,000 shares were accounted for as stock options until a related note was repaid in December 2000, at which time the shares were considered to be issued for accounting purposes. The Company also issued options to purchase 242,459 shares of common stock to employees of Synet in exchange for their Synet options. These options had a fair value of $1,110,893 and were accounted for as additional purchase price. The Company acquired net tangible assets of $1,222,646 and recorded intangible assets of approximately $33.4 million, which represented customer lists, workforce and excess of the purchase price over the fair value of the net tangible assets of approximately $30.4 million. Additionally, the Company recognized a deferred income tax liability of $1,184,620 related to the nondeductibility of certain acquired identifiable intangibles. In 2001, the Company recorded an additional $498,000 to the purchase price for the closing of certain offices and a reduction in workforce in connection with the Company's acquisition plan. This amount consisted of $254,000 for severance benefits for 22 employees and $244,000 for exit costs related to real estate. Additionally, the Company recorded an additional reduction to the purchase price of approximately $475,000 as part of the final purchase price allocation. As of December 31, 2001, approximately $256,000 remained unpaid for severance and exit costs. Such amount is reflected in accrued expenses and other current liabilities. During 2001, the Company integrated the acquisition of Synet. As the Company approached the completion of the integration phase during the third quarter of fiscal 2001, and in combination with revenue declines in this business in relation to prior periods and forecasted earnings and the overall deterioration of market conditions in the enterprise sector, the Company reviewed goodwill and the intangible assets for impairment. As a result of this review, an impairment loss of $18.2 million was recognized for the difference between the estimated value of Synet based on future discounted cashflows and the carrying amount of its assets and liabilities, including goodwill. Since the acquisition, goodwill and the intangible assets are being amortized on a straight-line basis over periods of three to five years. The results of operations of Synet have been included in the results of operations of the Company since the date of acquisition.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

The preliminary purchase price allocation as of December 31, 2000 is as follows:

Accounts receivable, net......................................  $ 1,342,856
Unbilled work in process......................................      599,700
Prepaid expenses and other current assets.....................      408,022
Related party receivable......................................      487,493
Property and equipment........................................      138,240
Goodwill......................................................   30,391,595
Workforce.....................................................    1,766,000
Customer lists................................................    1,200,000
Other assets..................................................       85,854
Accounts payable..............................................     (540,329)
Accrued expenses and other current liabilities................     (904,129)
Notes payable.................................................     (220,000)
Deferred income...............................................     (175,061)
Deferred income tax liability.................................   (1,184,620)
                                                                -----------
                                                                $33,395,621
                                                                ===========

         On December 14, 2000, the Company acquired Global Integrity Corporation (Global Integrity) in a transaction accounted for as a purchase. Global Integrity provides information security services to Fortune 500 and Global 1000 companies. The consideration for the acquisition consisted of an aggregate of 5,240,275 shares of common stock at a fair value of $8.15 per share, par value $0.001 per share, $31,460,270 cash paid upon the closing of the transaction and transaction expenses of $1,830,162, of which all have been paid as of December 31, 2001. The Company also issued options to purchase 551,048 shares of common stock to employees of Global Integrity in exchange for their Global Integrity options. These options had a fair value of $2,233,769 and were accounted for as additional purchase price. Additionally, the Global Integrity stockholders and optionholders have the right to earn up to an additional $14,012,500 in value (to be paid in cash to stockholders and additional options to optionholders) upon the achievement of certain revenue milestones by the acquired business. The Company has made no earnout payments as of December 31, 2001. The Company acquired net tangible assets of $4,482,032 and recorded intangible assets of approximately $81.1 million, which represented customer lists, workforce, tradenames, developed technology and excess of the purchase price over the fair value of the net tangible assets of approximately $62.8 million. Additionally, the Company recognized a deferred income tax liability of $7,308,222 related to the nondeductibility of certain acquired identifiable intangibles. In 2001, the Company recorded an additional $3.2 million to the purchase price for the closing of certain offices and a reduction in workforce in connection with the Company's acquisition plan. This amount consisted of $178,000 for severance benefits for 20 employees and $3.0 million for exit costs related to real estate. Additionally, the Company recorded an additional reduction to the purchase price of approximately $30,000 as part of the final purchase price allocation. As of December 31, 2001, approximately $2.0 million remained unpaid for severance benefits and exit costs. Such amount is reflected in accrued expenses and other current liabilities. During 2001, the Company integrated the acquisition of Global Integrity. As the Company approached the completion of the integration phase during the third quarter of fiscal 2001, and in combination with revenue declines in this business in relation to prior periods and forecasted earnings and the overall deterioration of market conditions in the enterprise sector, the Company reviewed goodwill and the intangible assets for impairment. As a result of this review, an impairment loss of $42.3 million was recognized for the difference between the estimated value of Global Integrity based on future discounted cashflows and the carrying amount of its assets and liabilities, including goodwill. Since the acquisition, goodwill and the intangible assets are being amortized on a straight-line basis over periods of three to five years. The results of operations of Global Integrity have been included in the results of operations of the Company since the date of acquisition.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

         (3) Acquisitions: -- (Continued)

         The preliminary purchase price allocation as of December 31, 2000 is as follows:


Cash and cash equivalents..................................   $    13,093
Accounts receivable, net...................................     4,395,359
Unbilled work in process...................................     2,981,826
Prepaid expenses and other current assets..................       539,402
Property and equipment.....................................     2,200,000
Goodwill...................................................    62,760,632
Workforce..................................................     2,890,000
Customer lists.............................................     3,307,000
Developed technology.......................................     9,574,000
Tradenames.................................................     2,527,000
Accounts payable...........................................      (200,003)
Accrued expenses and other current liabilities.............    (2,374,779)
Income taxes payable.......................................      (126,680)
Deferred income............................................    (2,315,464)
Deferred income tax liability..............................    (7,938,944)
                                                              -----------
                                                              $78,232,442
                                                              ===========

The following unaudited information presents the pro forma results of operations for the Company for the years ended December 31, 2000 and 1999 as if the acquisitions of NRCC, Synet and Global had occurred on the first day of the earliest year presented.


                                           Year Ended December 31,
                                           2000             1999
                                           ----             ----
                                                (unaudited)

Revenues......................         $120,191,561     $81,413,609
Operating loss................          (32,957,809)    (30,260,518)
Net loss......................         $(26,238,969)   $(28,089,548)

Per Share Information:
Net loss per share --
   Basic and diluted..........               $(0.80)         $(1.42)
Weighted average shares
Outstanding --
   Basic and diluted..........           32,890,544      19,853,019

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(4) Net Income (Loss) Per Share:

         As discussed in Note 2, net income (loss) per share is calculated in accordance with SFAS 128. The following table reconciles the numerator and denominator for the calculation -


                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                 2001                     2000               1999
                                                                 ----                     ----               ----
Numerator -
Net loss................................................   $(140,873,146)            $ (3,887,197)       $  (957,366)
Preferred stock dividends...............................              --                      --              (8,750)
                                                           -------------             ------------        -----------

Numerator for basic and diluted earnings per share - net
loss available to common stockholders...................    (140,873,146)              (3,887,197)          (966,116)
                                                           =============             ============        ===========

Denominator -
Denominator for basic and diluted earnings per share -
weighted average shares.................................      36,008,048              26,273,946          12,137,560
                                                           =============             ============        ===========
Basic and diluted loss per share........................   $       (3.91)            $     (0.15)        $    (0.08)
                                                           =============             ============        ===========

         The conversion of outstanding options (Note 12) was not considered for any year presented as the effect would be anti-dilutive.

(5) Property and Equipment:

         The components of property and equipment for the years ended December 31, 2001 and 2000 are as follows -

                                                            December 31,
                                                            ------------
                                                         2001          2000
                                                         ----          ----
Computer equipment.................................  $ 7,058,766   $ 7,243,960
Office furniture...................................      829,577     1,266,794
Capitalized software...............................    2,474,656            --
Leasehold improvements.............................      547,458     5,256,034
                                                      -----------  -----------
                                                      10,910,457    13,766,788
Less - Accumulated depreciation and amortization...   (4,587,357)   (3,363,265)
                                                     -----------   -----------

                                                     $ 6,323,100   $10,403,523
                                                     ===========   ===========

         Depreciation and amortization expense related to property and equipment aggregated $2,872,587, $1,657,311 and $756,019, respectively, for the years ended December 31, 2001, 2000 and 1999.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(6) Intangible Assets:

         The components of intangible assets for the years ended December 31, 2001 and 2000 are as follows -



                                               December 31,
                                               ------------
                                          2001              2000
                                          ----              ----
Workforce.........................  $  4,666,000        $  4,656,000
Customer lists....................     4,500,000           4,507,000
Developed technology..............     9,575,000           9,574,000
Tradenames........................     2,530,000           2,527,000
Goodwill..........................    40,143,238          97,415,764
                                    ------------        ------------
                                      61,414,238         118,679,764
Less - Accumulated amortization...   (25,171,316)         (3,238,598)
                                    ------------        ------------
                                    $ 36,242,922        $115,441,166
                                    ============        ============


         Amortization expense related to intangibles was $21,932,718, $2,911,727, and $326,871, respectively, for the years ended December 31, 2001, 2000, and 1999.

         During 2001, the Company integrated the acquisitions of Synet and Global Integrity. As the Company approached the completion of the integration phase during the third quarter of 2001, and in combination with revenue declines in the acquired companies in relation to prior periods and forecasted earnings and the overall deterioration of market conditions in the enterprise sector, the Company reviewed goodwill and the intangible assets for impairment. The Company recognized an impairment loss of $18.2 million and $42.3 million for the difference between the estimated fair value of Synet and Global Integrity, respectively, based on future discounted cashflows and the carrying amount of each of their assets and liabilities, including goodwill.


(7) Related Parties:

         During 1998, the Company started a software development company, Tribeca Software, which had previously been consolidated with the Company. In March 1998, Tribeca Software was spun off through a pro rata distribution to shareholders accounted for at historical cost. In connection with the spin-off, the Company sold certain assets with minimal book value to Tribeca Software and received a note for approximately $130,000 for the sale of certain software. Additionally, the Company provided a $1,000,000 line of credit to Tribeca Software bearing interest at 8%. This line of credit no longer exists. One of the Company's directors also has a seat on Tribeca Software's Board of Directors and has also served as Tribeca Software's interim Chief Executive Officer since September 1999. This same member is also a general partner for a venture capital firm which owns approximately 47% of Tribeca Software. For the year ended December 31, 2000, Tribeca Software paid approximately $53,000 to the Company to lease office space and equipment. The Company recorded revenues for the year ended December 31, 2000 of approximately $255,000 from services performed for Tribeca Software. The Company did not recognize any revenues from Tribeca for the year ended December 31, 2001.

         The Company provides network consulting services to Cisco pursuant to an existing agreement negotiated by the parties in an arm's-length transaction. This agreement provides that if the Company gives more favorable rates to another client it will inform Cisco and Cisco will have the right to terminate this agreement. One of the Company's directors is also an officer of Cisco. Additionally, in September 1999, the Company sold 1,242,000 shares of common stock to Cisco for $12.00 per share. For the years ended December 31, 2001, 2000 and 1999, the Company recorded revenues of approximately $698,000, $4.3 million and $2.2 million, respectively, from services performed for Cisco Systems. As of December 31, 2000 amounts due from Cisco were $1,021,142. Such amount is included in related party receivables. There were no amounts owed from Cisco as of December 31, 2001.

         The Company provides network consulting services to BellSouth pursuant to an existing agreement negotiated by both parties in an arm's-length transaction. One of the Company's directors is also an officer of BellSouth. For the years ended December 31, 2001, 2000 and 1999, the Company recorded revenues of $11.8 million, $9.0 million and $1.2 million, respectively, from services performed for BellSouth. As of December 31, 2001 and 2000, amounts due from BellSouth were $994,322 and $2,843,901, respectively. Such amounts are included in related party receivables.

         The Company provides network consulting services to mFormation Technologies Inc. pursuant to an arrangement negotiated by both parties in an arm's-length transaction. One of the Company's directors is also an officer of mFormation Technologies Inc. For the year ended December 31, 2001, the Company recorded revenues of $12,950 from services performed for mFormation Technologies Inc. As of December 31, 2001, $7,875 was due from mFormation Technologies Inc. Such amount is included in related party receivables.

         The Company provides network consulting services to Riversoft PLC pursuant to an agreement negotiated by both parties in an arm's length transaction. Additionally, the Company purchased approximately $500,000 of software inventory from Riversoft in 2001. Two of the Company's directors have seats on Riversoft PLC's Board of Directors, one of which served until December 19, 2001. One of the directors is also a general partner for a venture capital firm, which owns approximately 10% of Riversoft PLC. For the years ended December 31, 2001 and 2000, the Company recorded revenues of $69,950 and $651,048, respectively, from services performed for Riversoft PLC. As of December 31, 2001 and 2000, amounts due from Riversoft PLC were $50,343 and $652,354, respectively. Such amounts are included in related party receivables.

         The Company and Science Application International Corporation (SAIC) provide network and security consulting services to each other pursuant to existing agreements negotiated by both parties in arm's-length transactions. In 2001, revenues from SAIC were approximately $245,000 and the Company incurred approximately $195,000 in costs from consulting services from SAIC. Additionally, SAIC provides the Company with various services relating to alarm, telecommunications and IT support functions and the Company rents certain of its office space from SAIC. In 2001, the Company incurred approximately $240,000 and $1.2 million in expenses for such services and real estate rental, respectively. In addition, the Company and SAIC license certain of their respective intellectual property to the other. The Company believes that these transactions are on terms that are no less favorable than those that could be obtained from unaffiliated third parties.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

         On October 6, 2000, the Company purchased 1,000,000 shares of Series A Preferred Stock in Three Pillars, which the Company had recorded as a long-term investment in related party. At the time of the investment, Three Pillars had 3,800,000 shares of Series A Preferred Stock and 8,100,000 shares of common stock outstanding, giving the Company an 8.4% interest on an as converted basis. The Series A Preferred Stock has certain antidilution rights, but converts initially on a one for one basis into common stock. The Series A Preferred Stock has a liquidation preference equal to $1.00 per share plus a 10% cumulative dividend. The Company also received certain registration rights with respect to the shares purchased. For the year ended December 31, 2001, the Company recognized a loss on its $1.0 million investment in Three Pillars due to management's determination that the value of the investment was impaired. During 2000, the Company recorded revenues of $337,530 from services performed for Three Pillars. The Company did not recognize any revenues from Three Pillars for the year ended December 31, 2001.


         On December 22, 2000, the Company purchased a $1,000,000 12% Convertible Promissory Note (the Note) of Paradigm4, Inc. (Paradigm4) which the Company had recorded as a long-term investment in related party. The Note was payable 90 days from the date of purchase. The Company received a stock purchase warrant (the warrant) to purchase up to 0.7692% of the outstanding shares of Paradigm4 on a fully diluted basis at a price equal to $.01 per share. The warrant was exercisable immediately and expires on December 22, 2005. On March 22, 2001, Paradigm4 filed for federal bankruptcy protection. This action created significant uncertainty regarding the Company's investment in Paradigm4. As a result, the Company recorded a loss of $1.0 million on its investment. During 2000, the Company recorded revenues of $350,750 from services performed for Paradigm4. As of December 31, 2000, the amount due from Paradigm4 for services was $250,000. Such amount has been included in related party receivables. The Company did not recognize any revenues from Paradigm4 for the year ended December 31, 2001.

         Receivables from employees and stockholders represent short term lending to such parties entered into in the normal course of business.

         The Company's management believes that these transactions were entered into on a basis that approximates fair value.

(8) Accrued Expenses and Other Current Liabilities:

         Accrued expenses and other current liabilities for the years ended December 31, 2001 and 2000 were as follows:


                                                            December 31,
                                                            ------------
                                                         2001          2000
                                                         ----          ----
Accrued compensation...............................  $ 3,050,743   $ 4,383,561
Restructuring accrual..............................    1,855,540            --
Purchase accounting accruals.......................    2,246,296     1,122,305
Other..............................................    4,299,885     6,567,183
                                                     -----------   -----------
                                                     $11,452,464   $12,073,049
                                                     ===========   ===========


(9) Debt:

         The Company has a demand loan facility, secured by a lien on all of the Company's assets, under which the company may borrow up to the lesser of $5,000,000 or 80.0% of accounts receivable. Amounts outstanding under the facility bear interest at the lender's base rate for the year ended December 31, 2001 and at the lender's base rate plus one percent at December 31, 2000. Interest rates were 4.75% and 11.0% as of December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, there were no amounts outstanding under the facility. The facility contains various financial and other covenants and conditions. The Company complied with all covenants and conditions as of December 31, 2001.


(10) Capital Lease Obligations:

         The Company has entered into various leases for computer equipment, office furniture, and leasehold improvements. These leases have been capitalized using interest rates ranging from 7.88% to 18.83% and expire on various dates through 2004. Depreciation on the capitalized assets has been included in depreciation expense in the accompanying statements of operations.

         The future minimum lease payments required under the above mentioned capital leases for the twelve months ended December 31, are as follows --



Year
----
2002................................................      $  92,241
2003................................................         60,127
2004................................................          1,124
Less -- Amount representing interest................        (19,644)
                                                          ---------
Present value of net minimum lease payments.........        133,848
Less -- Current portion.............................        (81,714)
                                                          ---------
                                                          $  52,134
                                                          =========

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(11) Income Taxes:

         The components of the Company's (benefit) provision for income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows --


                                                                        Year Ended December 31,
                                                                        -----------------------
                                                               2001               2000               1999
                                                                ----              ----               ----
Current income tax (benefit) provision:
Federal..................................................   $      --         $   42,950        $   988,715
State....................................................          --            459,807            368,618
Foreign..................................................    (105,254)            54,624                 --
                                                            ---------         ----------          ---------
                                                             (105,254)           557,381          1,357,333
Deferred income tax benefit:
Federal..................................................    (997,566)         (356,081)          (507,059)
State....................................................    (531,932)         (106,216)          (167,777)
                                                            ---------         ----------          ---------

                                                           (1,529,498)         (462,297)          (674,836)
                                                            ---------         ----------          ---------

Total income tax (benefit) provision..................... $(1,634,752)        $  95,084           $ 682,497
                                                            =========         =========           =========


         The following table indicates the significant elements contributing to the difference between the Federal statutory rate and the Company's effective tax rate --

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                  2001        2000           1999
                                                                  ----        ----           ----
Federal statutory rate.....................................     (34.0)%      (34.0)%        (34.0)%
State taxes, net of Federal effect.........................      (0.2)         6.2           73.1
Non-deductible goodwill amortization.......................       3.9         22.6           40.3
Impairment of goodwill.....................................      14.4           --             --
Meals and entertainment....................................       0.1          3.1           27.6
Reversal of income tax receivable..........................        --          6.3             --
Adjustment to cash to accrual basis liability..............        --           --          (56.4)
Valuation allowance........................................      14.8           --          206.0
Other......................................................      (0.1)        (1.7)          (8.3)
                                                                -----        -----          -----

                                                                 (1.1)%        2.5%         248.3%
                                                                =====        =====          ======

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

         On January 1, 1998, the Company converted from a cash basis to an accrual basis taxpayer. The conversion from the cash basis to accrual basis required the recognition of a deferred tax liability of approximately $1,667,000. Effective October 16, 2000, Synet converted from a cash basis to an accrual basis taxpayer as of the acquisition date. The conversion from the cash basis to accrual basis required the recognition of a deferred tax asset of approximately $76,000 which was recognized as an acquired asset. Other major components of the deferred tax assets and (liabilities) as of December 31, 2001 and 2000 are as follows:

                                                                        December 31,
                                                                        ------------
                                                                  2001                2000
                                                                  ----                ----
Intangibles............................................      $ (6,211,416)       $(8,492,842)
Bad debt reserve.......................................           843,838            452,554
Depreciation...........................................          (121,591)           (38,507)
Change from cash to accrual basis liability............            38,072           (682,560)
Deferred rent..........................................            66,645            192,003
Deferred revenue.......................................                --           (435,460)
Accrued vacation.......................................            99,059             87,498
Other accrued expenses.................................         1,530,772                 --
Net operating loss carryforwards.......................        51,469,973         27,282,518
Other, net.............................................           560,252             21,646
                                                             ------------         -----------
                       Subtotal                                48,275,604         18,386,850
Valuation allowance....................................       (48,275,604)       (21,846,203)
                                                             ------------         -----------
Total deferred income tax liability....................      $         --        $(3,459,353)
                                                             ============          =========

         At December 31, 2001 the Company had available net operating loss carryforwards of approximately $129,000,000 to reduce future period's taxable income. These loss carryforwards begin to expire in 2018. Included in the net operating loss carryforward at December 31, 2001 is approximately $67,200,000 related to the exercise of nonqualified stock options and disqualifying dispositions. Valuation allowances were recorded in 2001 and 2000 for approximately $4,000,000 and $52,800,000, respectively, related to stock option compensation which, tax effected, will be credited to equity upon utilization of tax carryforwards.

         At December 31, 2001, the Company's subsidiaries in England, The Netherlands, Germany, and Japan had available net operating losses of approximately $4,000,000 in total, the tax benefits of which have been reserved for by a valuation allowance because of the uncertainty of their realizability.

(12) Stockholders' Equity:

Preferred Stock

         Since inception, the Company has issued two types of preferred stock. The following is a discussion of each of these issuances:

         In 1995, the Company issued 4,200,000 shares of mandatory redeemable convertible preferred stock (the 1995 Preferred Shares) at a price of $0.17 per share. The shares accrued dividends at 5% per year, commencing March 1, 1997. Each share was convertible, subject to certain adjustments, into 1 share of common stock, at the option of the holder. During the quarter ended March 31, 1999, the holders of the 1995 Preferred Shares exercised their conversion rights and converted all outstanding shares into 4,200,000 shares of common stock. In connection with the conversion, the Company paid $70,000 of accumulated dividends on the 1995 Preferred Shares.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(12) Stockholders' Equity: -- (Continued)

         On March 5, 1999, the Company sold 6,512,316 shares of convertible preferred stock (the 1999 Preferred Shares) to General Atlantic Partners 54, L.P. (5,350,441 shares), GAP Coinvestment Partners II, LP (1,112,765 shares), and other investors (49,110 shares) resulting in net proceeds of approximately $18,600,000. The 1999 Preferred Shares were converted into common shares on a 1 to 1 ratio on the date of the initial public offering.

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

Common Stock

         The following is a summary of transactions involving the Company's common stock:

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

         On November 1, 1999, the Company sold 4,600,000 shares of common stock at an initial public offering price of $18.00 per share and began trading on the Nasdaq National Market under the symbol PRDS. The net proceeds of the offering were approximately $75.1 million after deducting underwriting discounts, commissions, and other offering expenses.

         On April 5, 2000, the Company consummated a follow-on public offering for 3,800,000 shares of its common stock at an offering price of $43.00 per share, of which 1,000,000 shares were sold by the Company, while the remainder were sold by certain stockholders, resulting in net proceeds to the Company of approximately $39.8 million after deducting underwriter discounts, commissions and other offering expenses payable by the Company.

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

Stock Options

         In 1998, the Company adopted its Stock Option/Stock Issuance Plan (the Option Plan). Prior to this time, options issued were not issued in connection with a plan. The Option Plan is divided into two separate equity programs, the Option Grant Program and the Stock Issuance Program. Under the Option Grant Program, the Company may issue either incentive stock options or nonqualified stock options. Under the Stock Issuance Program the Company may issue shares of common stock either through the purchase of such shares or as a bonus for services rendered. To date, no shares have been issued under the Stock Issuance Program. Awards under either program may be granted to such directors, employees and consultants of the Company as the Board of Directors selects in its discretion.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(12) Stockholders' Equity: -- (Continued)

         The 1999 Stock Incentive Plan (the 1999 Plan), adopted and effective on September 14, 1999, is intended to serve as the successor equity incentive program to the Option Plan. The Company has authorized 6,655,600 shares of common stock for issuance under the 1999 Plan. This share reserve consists of the shares which were available for issuance under the predecessor plan on the effective date of the 1999 Plan plus an additional increase of 2,345,597 shares. The share reserve automatically increases on the first trading day of January each calendar year, beginning in January 2001, by a number of shares equal to 1% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but no such annual increase will exceed 500,000 shares. However, in no event may any one participant in the 1999 Plan receive option grants or direct stock issuances for more than 500,000 shares in the aggregate per calendar year. On January 1, 2001 the share reserve was increased by 349,036 shares. Additionally, the reserve was increased at the 2000 annual shareholder meeting by 3,000,000 shares. The number of options available for grant as of December 31, 2001 are 42,086.

         Outstanding options under the Option Plan were incorporated into the 1999 Plan upon the date of the initial public offering, and no further option grants may be made under the Option Plan. The incorporated options will continue to be governed by their existing terms, unless the Company extends one or more features of the 1999 Plan to those options.

         The Employee Stock Purchase Plan (the Employee Plan) was adopted and approved by the Company on September 14, 1999. The plan, effective on October 27, 1999, is designed to allow eligible employees, as defined, to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. A total of 750,000 shares of common stock may be issued under this plan. As of December 31, 2001 and 2000, 373,848 and 192,723 shares, respectively, were issued in connection with the Employee Plan.

         The Employee Plan has a series of successive offering periods, each with a maximum duration of 24 months. The current offering period began on the last business day of October 2001 and will end on the last business day of October 2003. The Employee Plan will terminate no later than the last business day in October 2009.

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

         A summary of the Company's stock option activity is as follows --

                                                        Year Ended December 31,
                                                        -----------------------
                                                  2001                          2000                  1999
                                                  ----                          ----                  ----
                                                          Weighted                     Weighted               Weighted
                                                          Average                      Average                Average
                                                          Exercise                     Exercise               Exercise
                                        Shares             Price         Shares         Price     Shares       Price
                                        ------             -----         ------         -----     ------       -----
Outstanding at beginning of
period..........................      10,967,357          $ 8.44       10,756,910      $ 3.11   8,397,600       $1.02
Granted.........................       8,984,824            3.02        4,421,735       18.63   3,686,990        7.25
Exercised.......................      (1,275,670)           1.23       (3,119,121)       1.26    (653,970)       0.46
Forfeited.......................      (5,349,428)           8.10       (1,092,167)      17.70    (673,710)       2.36
                                     -----------          ------       ----------       -----  ----------       -----

Outstanding at end of period          13,327,083          $ 5.46       10,967,357      $ 8.44  10,756,910       $3.11
                                     ===========           =====       ==========       =====  ==========       =====

Options exercisable at end of
  period........................       5,028,509          $ 5.02        4,112,602      $ 2.68   5,259,270       $1.02
                                     ===========           =====       ==========       =====  ==========       =====

Weighted average fair value of
  options granted during period
                                                          $ 1.54                       $11.42                   $4.31

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

(12) Stockholders' Equity: -- (Continued)

         The following table summarizes information about stock options outstanding at December 31, 2001 --


                       Total      Weighted    Weighted      Options
                  Outstanding at   Average     Average    Exercisable    Weighted
Range of Exercise  December 31,   Exercise   Contractual  at December    Average
      Prices           2001         Price   Life (in yrs)  31, 2001   Exercise Price
-------------------------------------------------------------------------------------
$        0.50       120,000     $    0.50       4.00       120,000       $  0.50
  0.83 - 1.25     2,709,260          1.01       5.56     2,341,010          1.00
  1.28 - 1.60     1,033,259          1.54       8.85       869,424          1.55
  1.96 - 2.92     3,740,886          2.76       9.30       130,851          2.48
  3.15 - 4.00     2,521,292          3.82       8.80       472,882          3.98
  6.50 - 8.81     1,550,783          7.75       9.03       259,868          7.47
10.20 - 15.00       724,133         11.98       8.27       374,444         12.28
16.07 - 22.00       420,493         18.82       8.69       244,665         18.42
29.06 - 35.94       319,213         30.53       8.43       131,814         30.51
45.06 - 65.50       187,764         49.75       8.17        83,551         50.31
                -----------                    ------  -----------
                 13,327,083                     8.22     5,028,509

         The Company has elected to follow APB 25 in accounting for its employee stock options. Had the determination of compensation costs been based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's loss and basic and diluted loss per share would have been reduced to the pro forma amounts in the table below.

     The fair value of all option grants is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999.

      o weighted-average risk free interest rates of 5.47%, 5.97% and 5.79%, respectively;

      o  expected dividend yields of 0%;

      o  expected lives of 4 years; and

      o  expected volatility of 60.59%, 76.15% and 73.17%, respectively.


                                                           Year Ended December 31,
                                                           -----------------------
                                                     2001           2000             1999
                                                     ----           ----             ----
Net loss:
As reported.....................................  $(140,873,146)   $(3,887,197)     $  (957,366)
Pro forma.......................................  $(157,585,237)   $(9,692,565)     $(1,980,145)
Basic and diluted net loss per share:
As reported.....................................  $       (3.91)   $     (0.15)     $     (0.08)
Pro forma.......................................  $       (4.38)   $     (0.37)     $     (0.16)

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

Deferred Compensation

         During 1999, the Company granted stock options with exercise prices which were less than the fair market value of the underlying shares of common stock at the date of grant. As a result, the Company recorded deferred compensation of $304,625. In connection with the acquisition of Synet and Global Integrity, the Company granted stock options to employees of Synet and Global Integrity which had exercise prices that were less than the fair market value of the underlying shares of common stock at the date of grant. As a result, the Company recorded deferred compensation of $474,308 and $120,857, respectively. These amounts were to be recognized as noncash compensation expense over the vesting period of the options (approximately 4 years). During 2001, the Company adjusted deferred compensation for $319,401 for options which had been cancelled during the year. For the years ended December 31, 2001, 2000 and 1999, $275,732, $157,557 and $47,953, respectively, of the deferred compensation was amortized to expense and has been reflected as noncash compensation expense in the accompanying statements of operations.

(13) Commitments And Contingencies:

Operating Leases

         The Company leases office space and equipment under various non-cancelable operating leases with initial terms ranging from approximately one month to ten years, with an option to renew certain leases for an additional five years. These leases provide for minimum annual lease payments and additional operating expense charges.

         The future minimum lease payments required under the above mentioned operating leases for the year ended December 31, are as follows --



Year
2002.............................................    $ 4,822,582
2003.............................................      3,855,522
2004.............................................      3,388,580
2005.............................................      2,974,338
2006.............................................      1,900,621
2007 and thereafter..............................      6,676,697
                                                     -----------

   Total minimum lease payments..................    $23,618,340
                                                     ===========


         Rent expense for office space was $4,172,348, $2,421,069 and $1,311,411 for the years ended December 31, 2001, 2000 and 1999, respectively.

Benefit Plan

         The Company has a 401(k) plan with discretionary matching contributions for its employees. The Company did not make any contributions to the 401(k) plan during 2001, 2000 or 1999.

Employment Agreements

         The Company has entered into employment agreements with certain executives of the Company. The employment agreements have various expiration dates through June 2004, and automatically renew unless either party gives notice of termination. Commitments under these agreements provide for annual payments of approximately $739,000, $510,000 and $164,000 for fiscal years 2002, 2003 and 2004, respectively.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

Litigation

         Except as set forth below, the Company is not a party to any material legal proceedings.

         On November 13, 2001, a securities class action complaint was filed in the United States District Court for the Southern District of New York against certain investment banks that underwrote the Company's initial public offering, Predictive, and certain of our officers and directors. This action has been coordinated with over 300 virtually identical actions against other companies and the investment banks that underwrote their initial public offerings. The complaint filed against the Company generally alleges that the underwriters obtained excessive and undisclosed commissions from customers who received allocations of shares in the Company's initial and secondary public offerings and that the underwriters maintained artificially inflated prices in the after market through "tie-in" arrangements, which required customers to buy additional shares of the Company's stock at pre-determined prices in excess of the offering prices. The complaint further alleges that the Company's officers and directors violated Sections 11, 12(2), and 15 of the Securities Act of 1933 because the Company's registration statements did not disclose the purported misconduct of the underwriters. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock pursuant to the registration statements. The Company believes that the allegations against it are without merit and intends to defend the case vigorously.


(14) Industry Segment Information:

         The Company's reportable segments are US Consulting, International Consulting, and Managed Security Services. Revenues and profits in the US Consulting and International Consulting segments are generated by providing the following services: network design and engineering, network and systems management, integrated customer service, performance management, information security, and business integration services.

         Revenues and profits in the Managed Security Services segment are generated by providing the following services: response, threat advisory through Information Sharing and Analysis Centers, and providing of Open Source Intelligence programs.

         The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments based on their operating income (loss), which represents segment revenues less direct costs of operation, excluding the allocation of corporate expense. Identifiable assets of the operating segments principally consist of net accounts receivable, unbilled work in process and inventory held for resale. Accounts receivable and unbilled work in process for US Consulting and Managed Security Services are managed on a combined basis. All other identifiable assets not attributable to industry segments are included in corporate assets. The Company does not track expenditures for long-lived assets on a segment basis. The table below presents information on the revenues and operating income (loss) for each segment for each of the three years ended December 31, 2001, and items which reconcile segment operating income (loss) to the Company's reported loss before income tax (benefit) provision.

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES

                                                                  Year Ended December 31,

                                                           2001             2000              1999
                                                       -------------    -------------    -------------
Revenues:
         US Consulting ...........................     $  53,039,364    $  79,797,298    $  49,096,720
         International Consulting ................         7,724,284        8,278,808        3,648,125
         Managed Security Services ...............         7,444,170          199,160               --
                                                       -------------    -------------    -------------

         Total revenues ..........................        68,207,818       88,275,266       52,744,845
                                                       -------------    -------------    -------------


Operating (loss) income:
         US Consulting ...........................        (7,874,480)       8,391,925       10,385,637
         International Consulting ................        (4,613,649)         861,354       (1,465,706)
         Managed Security Services ...............        (4,801,527)         (21,007)              --
                                                       -------------    -------------    -------------

         Total operating (loss) income ...........       (17,289,656)       9,232,272        8,919,931
                                                       -------------    -------------    -------------


Corporate Expenses:
         General and administrative ..............       (22,329,742)     (11,618,092)      (6,478,986)
         Sales and marketing .....................        (2,668,766)      (3,481,401)      (2,447,968)
         Depreciation and amortization ...........        (2,872,587)      (1,657,311)        (756,019)
         Intangibles amortization ................       (21,932,718)      (2,911,727)        (326,871)
         Loss on equipment .......................          (443,498)              --               --
         Impairment of intangibles ...............       (60,485,448)              --               --
         Restructuring and other charges .........       (14,672,561)              --               --
         Loss on long-term investments in related
              parties ............................        (2,000,000)              --               --
         Noncash compensation expense ............          (275,732)        (157,557)         (47,953)
         Interest income .........................         2,565,474        7,260,536          943,898
         Other income ............................           (50,819)        (268,314)          76,309
         Interest expense ........................           (51,845)        (190,519)        (157,210)
                                                       -------------    -------------    -------------

         Total corporate expenses ................      (125,218,242)     (13,024,385)      (9,194,800)
                                                       -------------    -------------    -------------

Loss before income tax (benefit) provision .......     $(142,507,898)   $  (3,792,113)   $    (274,869)
                                                       =============    =============    =============

Identifiable Assets:
         US Consulting and Managed Security
              Services ...........................     $  12,257,600    $  28,705,289    $  14,840,312
         International Consulting ................         2,444,369        2,919,334        1,706,112
         Corporate ...............................        87,791,323      214,703,914      100,703,677
                                                       -------------    -------------    -------------

        Total identifiable assets ................     $ 102,493,292    $ 246,328,537    $ 117,250,101
                                                       =============    =============    =============


(15) Restructuring and Other Charges:

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

As of December 31, 2001, the Company reduced headcount by 251 employees. The Company recorded restructuring charges of $9,258,454, of which $1,133,316 remained unpaid as of December 31, 2001. Such charges consisted of $3,364,989 in severance benefits and other related expenses and $5,893,465 in exit costs related to the rental payments on the closing of domestic and international regional offices, the write-off of leasehold improvements, furniture and fixtures, and equipment which were abandoned in connection with the closing of such offices, and other related costs. These charges have been reflected as operating expenses of the Company.

In December 2001, the Company formed a strategic alliance with Riptech for the outsourcing of our monitoring services provided as part of managed security services division. In connection with the outsourcing, the Company reduced headcount by 12 employees and recorded restructuring charges of $4,384,375, of which $722,224 remained unpaid as of December 31, 2001. Such charges consisted of $315,421 in severance benefits, $797,512 in nonrecoverable costs to convert clients to Riptech and other related charges, and $3,271,442 million for the write-off of equipment and software development costs associated with the Company's security operations center which will no longer be needed as a result of the outsourcing.

In June 2001, the Company wrote-off $1,029,732 related to the abandonment of internal software management tools that no longer suited the business needs of the Company.

         A summary of the restructuring and other charges for the year ended December 31, 2001 were as follows:


                                                  Balance as                             Utilization         Balance as
                                                  of 12/31/00        Expense        Non-Cash        Cash     of 12/31/01
                                                 ------------      -----------     ----------    ----------  -----------
Severance and benefits......................     $        --       $3,364,989     $       --    $3,347,669  $    17,320
Lease related termination costs and other...              --        5,893,465      3,430,369     1,347,100    1,115,996
Outsourcing of monitoring services..........              --        4,384,375      3,658,151         4,000      722,224
Abandonment of internal software............              --        1,029,732      1,029,732            --           --
                                                 -----------      -----------      ---------     ---------   ----------

                                                 $        --      $14,672,561     $8,118,252    $4,698,769   $1,855,540
                                                 ===========      ===========     ==========    ==========   ==========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Predictive Systems, Inc.:

         We have audited in accordance with accounting standards generally accepted in the United States, the financial statements of Predictive Systems, Inc. included in this filing on Form 10-K and have issued our report thereon dated February 6, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                             /s/ ARTHUR ANDERSEN LLP


New York, New York
February 6, 2002

   Schedule II -- Schedule of Valuation and Qualifying Accounts (in thousands)


                             Balance at     Charged to                Balance at
                            Beginning of     Costs and                  End of
                                Year         Expenses     Deduction    the Year
For the fiscal year
  ended December 31, 1999

 Allowance for doubtful
  accounts...............     $  141       $  501       $    (74)     $    568

For the fiscal year
  ended December 31, 2000

 Allowance for doubtful
  accounts...............     $  568       $ 4,922      $ (4,198)     $  1,292

For the fiscal year
  ended December 31, 2001

 Allowance for doubtful
  accounts...............     $1,292       $ 4,758      $ (3,444)     $  2,606


                                INDEX TO EXHIBITS

 Number                            Description
 ------                            -----------
3.1(1)   Amended and Restated Certificate of Incorporation.
3.2(2)   Amended and Restated By-laws.
4.1(3)   Specimen common stock certificate.
4.2      See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
         Certificate of Incorporation and Amended and Restated By-laws of the
         Registrant defining the rights of holders of Common Stock of the
         Registrant.
10.1(3)  1999 Stock Incentive Plan.
10.2(3)  1999 Employee Stock Purchase Plan.
10.3(4)  Synet Service Corporation 1996 Stock Option Plan.
10.4(5)  Global Integrity Corporation 1998 Stock Incentive Plan.
10.5++   Agreement, dated October 6, 2000, by and between the Registrant and BellSouth MNS, Inc.
10.7(4)  Amended and Restated Registration Rights Agreement, dated December 14, 2000.
10.8(3)  Secured Promissory Note, dated August 31, 1998, in favor of Brown Brothers Harriman & Co.
10.9(6)  Agreement of Lease, dated September 25, 2001, by and between the Registrant and EBS Forty-
         Fourth Property Associates LLC.
10.10    Intentionally omitted.
10.11(4) Professional Services Agreement, dated November 7, 2000 by and between the Registrant and
         Bear, Sterns & Co., Inc.
10.12(4) Professional Services Agreement, dated March 1, 2000 by and between the Registrant and
         RiverSoft Inc.
10.13    Partner Agreement, dated March 28, 2001, by and between the Registrant and RiverSoft Inc.
10.14    Service Agreement, dated February 2, 2000, by and between the Registrant and Cisco
         Systems, Inc.
10.15++  Professional Services Agreement, effective October 7, 2001, by and between the Registrant and Science Applications International
         Corporation
10.16(4) Technical Services Agreement, dated November 17, 2000 by and between Science Applications
         International Corporation and Global Integrity Corporation.
10.17(4) Assignment and Cross License Agreement, dated December 6, 2000 by and between Science
         Applications International Corporation and Global Integrity Corporation.
10.18    Marketing Agreement, dated, August 2, 2001, by and between the
         Registrant and BellSouth Telecommunications, Inc.
10.19(3) Investor's Rights Agreement, dated September 16, 1999, by and between Cisco Systems,
         Inc. and the Registrant.
10.20+   Professional Services Subcontract, dated May 14, 1999, by and between Cisco Systems,
         Inc. and the Registrant.
10.21(7) Employment Agreement, dated as of June 15, 2001, by and between the Registrant and Andrew
         Zimmerman.
10.22(4) Service Agreement, dated January 1, 2001 by and between the Registrant and Eammon Kearns.
10.23(3) Employment Agreement, dated September 21, 1999, by and between Gerard Dorsey and the
         Registrant.
21.1     List of Subsidiaries.
23.1     Consent of Arthur Andersen LLP.
99.1     Letter from the Registrant regarding Arthur Andersen.

(1) Incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1, No. 333-84045 (Registration Statement No. 333- 84045).
(2) Incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-84045.
(3) Incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-84045.
(4) Incorporated by reference to the identically numbered exhibit of the Registrant's Annual Report on Form 10K for the period ending December 31, 2000.
(5) Incorporated by reference to Exhibit 10.3.1 of the Registrant's Annual Report on Form 10K for the period ending December 31, 2000.
(6) Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10Q for the period ending September 30, 2001
(7) Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10Q for the period ending June 30, 2001.
+ Non-confidential portions of this Exhibit were filed as the identically numbered exhibit of Registration Statement No. 333-84045, which non-confidential portions are incorporated herein by reference. Confidential treatment was granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission.
++ Confidential treatment to be requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission.