Form 10-K/A
period 2001-12-31
PREDICTIVE SYSTEMS INC
filed 2002-04-30
CIK 727489

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KA
                                (Amendment No. 1)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

                                       Or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________ to _______________________

                        Commission file number: 000-00000

                            PREDICTIVE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                       13-3808483
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                      Identification Number)

      19 West 44th Street, 9th Floor
            New York, New York                                     10036
 (Address of principal executive offices)                       (Zip Code))

       Registrant's telephone number, including area code: (212) 659-3400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.001 Per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]     No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of April 15, 2002 was $40,271,601 (based on the last reported sale price on the NASDAQ National Market on that date).

     The number of shares outstanding of the registrant's common stock as of April 15, 2002 was 37,317,892.


                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

     Predictive Systems, Inc., a Delaware corporation (the "Company" or "Predictive Systems") hereby amends Items 10, 11, 12 and 13 of its Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002, to add the additional information contained herein.

================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

         The following individuals were serving as directors and executive officers of the Company on March 31, 2002:

                       Name                        Age                                Position
                       ----                        ---                                --------
Andrew Zimmerman.............................       47     Chief Executive Officer and Director
Gerard E. Dorsey.............................       55     Chief Financial Officer and Executive Vice President
Anish Bhimani................................       31     Chief Technology Officer and Executive Vice President
Shirley Howell...............................       42     Executive Vice President for Operations
Edward G. Schwartz...........................       41     General Manager Global Integrity Services and Executive Vice
                                                             President
Eamonn J. Kearns.............................       48     Managing Director, Europe and Executive Vice President
Gary N. Papilsky.............................       30     General Counsel, Executive Vice President and Secretary
William W. Wyman.............................       64     Chairman of the Board
Peter L. Bloom...............................       44     Director (1)
John M. Jacobs...............................       61     Director (2)
Braden R. Kelly..............................       31     Director
Eric Meyer...................................       41     Director (1)
Ronald G. Pettengill, Jr.....................       42     Director
Inder Sidhu..................................       42     Director (2)
William L. Smith.............................       44     Director (2)

-----------
(1)  Member of Compensation Committee

(2)  Member of Audit Committee

         Andrew Zimmerman has been a director and Chief Executive Officer of the Company since July 2001. Prior to joining Predictive, Mr. Zimmerman was Chief Operating Officer for idealab! New York, a leading creator and operator of technology businesses, from 2000 to 2001. From 1983 to 2000, Mr. Zimmerman served in various roles at PricewaterhouseCoopers, including Global Leader of the E-Business Consulting Practice and Global Industry Leader of the Information and Communications Practice. Mr. Zimmerman held similar roles at Coopers & Lybrand prior to the firm's merger with Price Waterhouse. Mr. Zimmerman holds a B.A. from Haverford College, a Masters Degree in Accounting from New York University and is a Certified Public Accountant.

         Gerard E. Dorsey has been Chief Financial Officer and Executive Vice President since September 1999. Prior to joining the Company, Mr. Dorsey was Senior Vice President-Finance, Chief Financial Officer and Secretary of Intelligroup, Inc., a professional information technology consulting services company, from 1998 to 1999. From 1995 to 1998, Mr. Dorsey was Senior Vice President-Finance and Chief Financial Officer of Ariel Corporation, a data communications company. Prior to joining Ariel Corporation, from 1991 until 1995, Mr. Dorsey was Chief Financial Officer of Information Management Technologies Corporation, a printing and office services outsourcing company. From 1987 until 1990, Mr. Dorsey was Treasurer of Loral Corporation.

         Anish Bhimani has been Chief Technology Officer and Executive Vice President since January 2001. Prior to that, since February 2000, Mr. Bhimani was a Senior Vice President at Global Integrity Corporation, a network security consulting firm acquired by the Company in December 2000. From 1998 through 2000, Mr. Bhimani served in various executive management positions at Global Integrity. From 1997 to 1998, Mr. Bhimani was Chief Scientist in the Center for Information Protection at Science Applications International Corporation, the former parent company of Global Integrity. From 1996 to 1997, Mr. Bhimani was the Director for Security and Fraud Reduction at Bell Communications Research.

         Shirley Howell has been Executive Vice President for Operations since March 2002. From January 1999 through February 2002, Ms. Howell served in various positions with the Company, including Vice President and General Manager of the SouthEast Region and BellSouth Account Team Practice Director. Prior to joining the Company, Ms. Howell was President of PeopleTech, a professional services and consultancy firm, from November 1997 through January 1999. From June 1979 through November 1997, Ms. Howell served in various technical and management positions at Telcordia Technologies, including Executive Director of Professional Services for the SouthEast Region and Director of Software Systems Development.

         Edward G. Schwartz has been General Manager Global Integrity Services and Executive Vice President since February 2002. Prior to joining the Company, Mr. Schwartz was Senior Vice President of Operations at Guardent, Inc. From 1998 to 2000, Mr. Schwartz was Vice President and Chief Information Security Officer at Nationwide Insurance Enterprise. From 1997 to 1998, Mr. Schwartz was National Practice Director for the Information Risk Management group of Crowe, Chizek and Company, LLP. From 1993 to 1997, Mr. Schwartz worked as a Senior Computer Scientist with Computer Sciences Corporation, and Technical Director of the U.S. Department of State Diplomatic Security Service InfoSec Laboratory. From 1985 to 1993, Mr. Schwartz worked as a Foreign Service Officer for the U.S. Department of State overseas.

         Eamonn J. Kearns has been Managing Director, Europe and Executive Vice President since January 2001. Prior to joining the Company, Mr. Kearns was a Sales Director of American Management Systems, a professional services and consultancy firm, from August 1996 through December 2000. Prior to AMS, Mr. Kearns worked for Computer Sciences Corporation and IBM holding management positions in Sales, Strategy and Product Management.

         Gary N. Papilsky has been General Counsel and Executive Vice President since October 1999 and Secretary since March 2001. Prior to joining the Company, Mr. Papilsky was an attorney with Brobeck, Phleger & Harrison LLP, a law firm specializing in emerging growth technology companies, from 1998 to 1999. From 1996 to 1998, Mr. Papilsky was an attorney with the law firm of Sonnenschein Nath & Rosenthal. Mr. Papilsky received his B.S. in Accounting from New York University's Stern School of Business and his J.D. from Columbia Law School.

         Peter L. Bloom has been a director of the Company since March 1999. Mr. Bloom is a managing member of General Atlantic Partners, LLC, a private equity investment firm that invests in information technology, media and communications companies on a global basis, and has been at General Atlantic since 1995. From 1982 to 1995, Mr. Bloom served in various roles at Salomon Brothers, including as Managing Director of Salomon's U.S. Technology Division. Mr. Bloom is a director of Bindview Development Corporation.

         John M. Jacobs has been a director of the Company since September 2001. From 1991 to 2001, Mr. Jacobs served in various roles at PricewaterhouseCoopers, including Deputy Chairman in charge of global services for PwC Consulting and Vice Chairman in charge of Coopers & Lybrand Consulting. Prior to joining Coopers & Lybrand, Mr. Jacobs served as Group Vice President of Temple Barker & Sloane, a management consulting company. Prior to working at Temple Barker & Sloane, Mr. Jacobs served as Executive Vice President and Chief Operating Officer of Arthur D. Little Systems, a subsidiary of Arthur D. Little. Prior to Arthur D. Little Systems, Mr. Jacobs was a Group Vice President of the Index Group, an IT consulting company. Earlier in his career, Mr. Jacobs was a consultant and associate at Booz Allen & Hamilton. Mr. Jacobs holds a B.A. degree from Colgate University.

         Braden R. Kelly has been a director of the Company since June 1999. Mr. Kelly is a managing member of General Atlantic Partners, LLC. From 1995 to February 2001, Mr. Kelly served as an associate and then a principal at General Atlantic. Mr. Kelly is a director of Eclipsys Corporation, ProxyMed, Inc. and Tickets.com, Inc. From 1993 to 1994, Mr. Kelly served as a Financial Analyst at Morgan Stanley & Company.

         Eric Meyer has been a director of the Company since its inception in February 1995. Mr. Meyer is a co-founder of Meyer, Duffy & Associates and Meyer Duffy Ventures, firms that invest in early stage networking and Internet technology companies. Mr. Meyer has been at Meyer, Duffy & Associates since 1994. From 1992 to 1994, Mr. Meyer served as a Vice President at Oak Hall Capital Advisors.

         Ronald G. Pettengill, Jr. co-founded the Company in February 1995 and was Chairman of the Board and the Chief Executive Officer of the Company from inception until his resignation in March 2001. Mr. Pettengill has been CEO and a director of mFormation Technologies, Inc., a wireless infrastructure management firm, since July 2001. Prior to founding the Company, Mr. Pettengill was Senior Vice President of Network Operations at Allerion, Inc., a systems integration and network control center design, operation and service delivery firm, from 1992 to 1995. From 1990 to 1992, Mr. Pettengill was the Director of Technical Services at Network Management, Inc., which provided consulting services to assist Fortune 500 companies migrate from mainframe to network-based client/server environments. Prior to working at Network Management, Mr. Pettengill was the Network Manager at Bear, Stearns & Co. Inc.

         Inder Sidhu has been a director of the Company since September 1999. Mr. Sidhu has been the Vice President, Worldwide Sales Strategy at Cisco Systems, Inc. since January 2002. From 1995 to 2002, Mr. Sidhu served in various executive management positions in the Sales, Services, and Business Development organizations at Cisco, including VP/GM Worldwide Professional Services, VP Advanced Engineering Services, and VP Strategy & Business Development, Customer Advocacy. From 1991 to 1995, Mr. Sidhu was with McKinsey & Company. Prior to that, Mr. Sidhu led a network management group at 3Com Corporation, and before that served in various management/engineering positions at Novell and Intel. Mr. Sidhu holds an MBA from the University of Pennsylvania's Wharton Business School, and is a graduate of the Advanced Management Program at the Harvard Business School. He also holds a Masters degree in Electrical & Computer Engineering from the University of Massachusetts, Amherst.

         William L. Smith has been a director of the Company since March 2000. Mr. Smith has been with BellSouth Corporation since 1979, currently serving as its Executive Vice President and Chief Technology Officer, where he is responsible for strategic planning of BellSouth's telecommunications infrastructure, as well as its Wholesale and Entertainment units. From February 1998 to December 1999, he served as Vice President - Network Strategic Planning for BellSouth Telecommunications, BellSouth's domestic telephone unit. Prior to that he served as President of BellSouth's Internet unit from December 1997 through January 1998, and from September 1996 to November 1997 as Executive Director - Product Commercialization Unit. From January 1995 to August 1996, he served as Assistant Vice President - Data Services Unit for BellSouth.

         William W. Wyman has been a director of the Company since September 1999 and has been the Chairman of the Board of Directors since March 2001. Mr. Wyman served as Interim Chief Executive Officer from March until July of 2001. Since 1995, Mr. Wyman has been a business advisor and counselor on a broad range of issues to a number of corporate chief executives of financial services, information services, forest products and software companies. From 1984 to 1995, Mr. Wyman was a partner at Oliver, Wyman & Company, a firm that specializes in management consulting to large financial institutions and which he co-founded. Mr. Wyman is a director of Pegasystems, Inc. and U.S. Timberlands, both public companies, and Internosis, Inc., a privately held company. He also serves as a trustee of the Dartmouth Hitchcock Medical Center, on the Boards of Advisors of The Sprout Group, a venture capital fund associated with Credit Suisse First Boston, and Legend Capital, a leveraged buyout firm associated with Castle Harlan Investments, and as a Special Advisor to General Atlantic Partners.

Committees of the Board

         The Audit Committee reports to the Board of Directors regarding the appointment and performance of the Company's independent public accountants, the scope and results of our annual audits, fees to be paid to the independent public accountants, compliance with the Company's accounting and financial policies and management's procedures and policies relative to the adequacy of the Company's internal accounting controls. The members of the Audit Committee are Messrs. Jacobs, Smith and Sidhu.

         The Compensation Committee reviews and makes recommendations to the Board of Directors regarding the Company's compensation policies and all forms of compensation to be provided to the Company's executive officers and directors. In addition, the Compensation Committee reviews bonus and stock compensation arrangements for all of the Company's other employees. The members of the Compensation Committee are Messrs. Meyer and Bloom.

Section 16(a) Beneficial Ownership Reporting Compliance

         Under the securities laws of the United States, the Company's Directors, executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and the Nasdaq National Market Surveillance Department. Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates.

         To the Company's knowledge, based upon the reports filed and written representations that no other reports were required, during the fiscal year ended December 31, 2001, none of its directors and executive officers failed to file on a timely basis reports required by Section 16(a) with the following exception: John M. Jacobs, one Form 4 Report regarding one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the compensation received by those individuals serving as the Company's Chief Executive Officer during 2001, by the other four most highly compensated executive officers who served as executive officers as of December 31, 2001 and whose salary exceeded $100,000 in 2001 for services rendered in all capacities to the Company during 2001 (together, the "Named Executive Officers"), and by one additional individual who would have been a Named Executive Officer had such individual continued serving as an executive officer on December 31, 2001 (the "Additional Officer").

                           Summary Compensation Table

                                                                                                           Long-Term
                                                                                                         Compensation
                                                                                                            Awards
                                                                                                         ------------
                                                                             Annual Compensation            Shares
                                                                           ----------------------         Underlying
              Names and Principal Position                    Year         Salary           Bonus           Options
              ----------------------------                    ----         ------           -----           -------
Andrew Zimmerman.....................................         2001       $  138,269       $  195,000       2,000,000
   Chief Executive Officer(1)

William W. Wyman.....................................         2001       $  116,666            --            100,000
   Interim Chief Executive Officer (2)

Ronald G. Pettengill, Jr.............................         2001       $   64,423       $   30,000              --
   Chief Executive Officer (3)                                2000          200,000           80,000              --
                                                              1999          195,833           75,000         200,000

Robert Belau.........................................         2001       $  270,000       $  100,000         100,000
   President (4)                                              2000          200,000           80,000              --
                                                              1999          195,833           75,000         200,000

Gerard E. Dorsey.....................................         2001       $  232,400       $   93,500         275,000
   Chief Financial Officer                                    2000          210,000           75,000         100,000
                                                              1999 (5)       25,500           18,750          175,00



Anish Bhimani........................................         2001       $  190,498       $   53,375         100,000
   Chief Technology Officer                                   2000 (6)   $    7,967             --           131,509

Eamonn Kearns........................................         2001       $  173,772       $   36,205         100,000
   Managing Director, Europe

Gary Papilsky........................................         2001       $  172,083       $   70,000         125,000
   General Counsel                                            2000       $  156,250           70,000          75,000
                                                              1999 (7)   $   34,135           10,000          50,000

----------------

(1) Mr. Zimmerman was elected Chief Executive Officer on June 15, 2001. Mr. Zimmerman's bonus includes a $100,000 sign on bonus.
(2) Mr. Wyman served as interim Chief Executive Officer from March 30, 2001 until June 15, 2001.

(3)  Mr. Pettengill resigned as Chief Executive Officer on March 20, 2001.
(4) Mr. Belau resigned as President of the Company in July 2001. Mr. Belau's last day of employment with the Company was December 31, 2001.
(5) Represents compensation received from October 1999, the start date of Mr. Dorsey's employment, through the end of the year.
(6) Represents compensation received from December 2000, the start date of Mr. Bhimani's employment, through the end of the year.
(7) Represents compensation received from October 1999, the start date of Mr. Papilsky's employment, through the end of the year.


         In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted for each of the Named Executive Officers because the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for each of the Named Executive Officers in 2001.

Option Grants in Last Fiscal Year

         The following table sets forth grants of stock options for the year ended December 31, 2001 to the Named Executive Officers and the Additional Officer. The Company has never granted any stock appreciation rights. The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated assuming that the fair market value of Common Stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts are calculated based on the requirements of the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. The percentage of total options granted to employees in the last fiscal year is based on options to purchase an aggregate of 8,893,217 shares of Common Stock granted by the Company in 2001.


                                                                                                   Potential Realizable
                                        Number of     Percent of                                        Value at
                                        Securities      Total                                    Assumed Annual Rates of
                                        Underlying     Options                                  Stock Price Appreciation
                                          Stock       Granted to    Exercise                         for Option Term
                                         Options     Employees in   Price Per   Expiration      ------------------------
                 Name                    Granted         2001       Share ($)      Date            5%                10%
                 ----                    -------         ----       ---------      ----           --                 ---
Andrew Zimmerman                        1,600,000       18.0%         $3.73         6/15/11    $3,752,243        $9,511,455
                                          400,000        4.5%         $7.46         6/15/11         --              885,864
William Wyman                             100,000        1.1%         $2.26         4/30/11       142,130           360,186
Robert Belau                              100,000        1.1%         $1.60         8/31/11       100,623           254,999
Gerard E. Dorsey                           68,750        0.8%         $1.55         4/18/11        67,017           169,833
                                          206,250        2.3%         $2.90         5/31/11       376,158           953,257
Anish Bhimani                              32,879        0.4%         $1.55         4/18/11        32,050            81,221
                                          131,509        1.5%         $2.90         4/18/11       239,845           607,815
Eamonn Kearns                             100,000        1.1%         $2.88         2/28/11       181,122           458,998
Gary Papilsky                              31,250        0.4%         $1.55         4/18/11        30,462            77,179
                                           93,750        1.1%         $2.90         5/31/11       170,981           433,299

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values

         The following table sets forth information concerning the value realized upon exercise of options during 2001 and the number and value of unexercised options held by each of the Company's Named Executive Officers at December 31, 2001 and the Additional Officer. The last reported sale price of the Company's Common Stock in 2001 was $1.96 per share on December 31, 2001. Accordingly, the values set forth below have been calculated on the basis of the fair market value on December 31, 2001, less the applicable exercise price per share, multiplied by the number of shares underlying the options.

                                                               Options at Fiscal Year-End     In-the-Money Options at
                                                               --------------------------          Fiscal Year-End
                                                                  Number of Securities       ---------------------------
                                                                 Underlying Unexercised          Value of Unexercised
                                   Shares                                Options                 In-the-Money Options
                                 Acquired on       Value       ---------------------------   ---------------------------
              Name                Exercise       Realized      Exercisable    Unexercisable  Exercisable   Unexercisable
              ----                --------       --------      -----------    -------------  -----------   -------------
Andrew Zimmerman                         --         --                  --      2,000,000           --              --
William Wyman                            --         --             112,500         12,500           --              --
Ronald G. Pettengill, Jr.                --         --             913,333          2,500     $873,800              --
Robert Belau                             --         --           1,046,666         33,334     $909,800              --
Gerard E. Dorsey                         --         --             185,417        364,583     $ 28,188              --
Anish Bhimani                            --         --             103,184        159,834     $ 13,479              --
Eamonn Kearns                            --         --                  --        100,000           --              --
Gary Papilsky                            --         --              78,250        171,750     $ 12,813              --


Compensation of Directors

         The Company does not currently compensate its directors for attending meetings of the Board of Directors or committee meetings of the Board of Directors, but it does reimburse directors for their reasonable travel expenses incurred in connection with attending these meetings.

         Under the automatic option grant program of the 1999 Stock Incentive Plan, each individual who first joins the Board of Directors after November 1, 1999 as a non-employee member of the Board of Directors will also receive an option grant for 25,000 shares of the Company's Common Stock at the time of his or her commencement of service on the Board of Directors. In addition, at each Annual Meeting of Stockholders, each individual who is to continue to serve as a non-employee member of the Board of Directors will receive an option to purchase 2,500 shares of the Company's Common Stock. Messrs. Bloom, Kelly, Meyer, Pettengill and Smith were each granted options to purchase 2,500 shares of the Company's Common Stock at a price of $2.92 per share in May 2001, the date of our 2001 Annual Meeting of Stockholders. Mr. Jacobs was granted options to purchase 75,000 shares of the Company's Common Stock at a price of $1.07 per share in 2001 upon his appointment to the Board of Directors. These options vest over a period of four years.

Employment Agreements

         The Company entered into an executive employment agreement with Andrew Zimmerman, its Chief Executive Officer, on June 15, 2001. The employment agreement provides for a base salary at an annual rate of $300,000. The agreement also provides for a signing bonus of $100,000, an annual cash bonus of $200,000, $50,000 of which shall be at the discretion of the Company's Board of Directors and $150,000 of which shall be based upon the achievement of mutually agreed upon performance goals, and an additional annual cash bonus of $200,000 based upon the achievement of additional exceptional performance goals. The annual cash bonuses for the year 2001 were prorated to reflect Mr. Zimmerman's commencement of service on July 9, 2001. Under the agreements, Mr. Zimmerman also received options to purchase 1,600,000 shares of Common Stock at a price of $3.73 per share and 400,000 shares of Common Stock at a price of $7.46 per share. All options vest over four years. Upon termination without cause or resignation for good reason, Mr. Zimmerman shall be entitled to salary through the date of termination and a lump sum payment equal to salary for a period of twelve months. Additionally, all outstanding stock options scheduled to vest within the twelve month period following termination shall immediately become fully vested and exercisable, and shall remain exercisable, through the end of their originally scheduled terms. Mr. Zimmerman shall also be entitled to continued health coverage for himself and any eligible dependents covered as of the effective date of termination at the Company's expense for a period of twelve months. In the event of termination occurring in the months of July through December of any given calendar year, Mr. Zimmerman shall receive a pro rata portion of his annual bonus for that year. Upon termination due to death or disability, Mr. Zimmerman shall be entitled to salary through the date of termination, any payments or benefits due under Company policies or benefit plans and, in the case of Mr. Zimmerman's termination occurring during the months of July through December of any given calendar year, a pro rata portion of his annual bonus for that year. Upon termination by the Company for cause, Mr. Zimmerman shall be entitled to receive salary earned prior to the date of termination, any earned but unpaid bonus and any accrued by unused vacation. In the event a change of control occurs on or before June 6, 2002, fifty percent of any unvested stock options granted to Mr. Zimmerman shall accelerate and vest in full immediately prior to the change of control, provided that Mr. Zimmerman remains employed by the Company on the date of the change of control. Any remaining unvested stock options granted to Mr. Zimmerman shall vest in equal monthly installments over a period of twelve months from the date of the change of control, provided Mr. Zimmerman remains employed by the Company on these vesting dates. If, upon a change control, Mr. Zimmerman is terminated other than for cause, disability or death, or if he terminates his employment for good reason within sixty days prior to the announcement of a change of control or within twelve months from the effective date of a change of control, then all unvested stock options granted to Mr. Zimmerman shall accelerate and vest in full. If a change of control occurs after June 6, 2002, then all unvested stock options granted to Mr. Zimmerman shall accelerate and vest in full immediately prior to the change of control, provided Mr. Zimmerman remains employed by the Company on the date of the change of control.

         The Company has also entered into employment agreements with Gerard E. Dorsey, its Chief Financial Officer and Eamonn Kearns, its Managing Director, Europe.

         The Company's agreement with Mr. Dorsey provides for an initial base salary of $210,000 and an annual bonus of up to a maximum of $75,000. Under the agreement, Mr. Dorsey received options to purchase 175,000 shares of Common Stock at a price of $11.05 per share in October 1999, which vest over 4 years. The agreement further provides that Mr. Dorsey will receive an automobile allowance of $650 per month. The agreement prohibits Mr. Dorsey from competing with the Company and soliciting its employees for a period of one year from the termination of his employment. The agreement has an initial term of three years, and renews automatically for successive one year periods unless written notice is given by either party. The employment agreement with Mr. Dorsey expires on September 24, 2002, subject to extension or earlier termination. Mr. Dorsey's agreement provides that if he is terminated by the Company without cause or if he terminates his employment agreement with the Company for good reason, he will be entitled to receive his base salary until twelve months after the date of his termination. Under terms of this agreement, good reason includes if Mr. Dorsey terminates his employment within 30 days after a change in control of the Company. If Mr. Dorsey terminates his employment within thirty days after a change of control, then any unvested options shall vest immediately.

         The Company's agreement with Mr. Kearns provides for an initial base salary of British Pounds 120,000, approximately $173,772 at an exchange rate of 1.4481, plus a bonus based on his and the Company's overall performance. Under the agreement, Mr. Kearns received options to purchase 100,000 shares of Common Stock at a price of $2.875 per share in January 2001, which vest over four years. The Company agreed to contribute an amount equal to six percent of Mr. Kearns' base salary to a pension plan. The employment agreement prohibits Mr. Kearns from competing with the Company and soliciting the Company's employees for a period of 12 months, from the termination of his employment. The agreement is in effect until terminated by either party by giving at least 6 months notice to the other party. In the event of a change in control, any unvested options that would have vested by the next anniversary of Mr. Kearns' employment agreement shall vest and become immediately exercisable. If following a change of control Mr. Kearns' is terminated other than for dishonesty, fraud, misconduct or breach of his employment agreement, then any unvested options that would have vested by the next anniversary of Mr. Kearns' employment agreement shall vest and become immediately exercisable.

Compensation Committee Interlocks and Insider Participation

         No interlocking relationships exist between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past with the exception of the following:

         Messrs. Pettengill and Meyer both served on the board of directors of Riversoft PLC, a network management software company. Mr. Pettengill resigned from the Riversoft board of directors on December 19, 2001. Please see "Certain Transactions--Relationship with Riversoft PLC" for information about the Company's relationship with Riversoft.

         REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

         The Compensation Committee of the Board of Directors advises the Chief Executive Officer and the Board of Directors on matters of the Company's compensation philosophy and the compensation of executive officers and other individuals compensated by the Company. The Compensation Committee is also responsible for the administration of the Company's stock option plans under which option grants and direct stock issuances may be made to executive officers. The Compensation Committee has reviewed and is in accord with the compensation paid to executive officers in 2001.

General Compensation Policy

         The fundamental policy of the Compensation Committee is to provide the Company's executive officers with competitive compensation opportunities based upon their contribution to the Company's development and financial success and their personal performance. It is the Compensation Committee's objective to have a portion of each executive officer's compensation contingent upon the Company's performance, as well as upon such executive officer's own level of performance. Accordingly, the compensation package for each executive officer is comprised of three elements: (i) base salary, (ii) cash bonus payment and (iii) long-term stock-based incentive awards that strengthen the mutuality of interests between the executive officers and the Company's stockholders.

Factors

         The principal factors which the Compensation Committee considered with respect to each executive officer's compensation package for fiscal year 2001 are summarized below. The Compensation Committee may, however, in its discretion apply entirely different factors in advising the Chief Executive Officer and the Board of Directors with respect to executive compensation for future years.

         Base Salary. The suggested base salary for each executive officer is determined on the basis of the following factors: experience, personal performance, the salary levels in effect for comparable positions within and without the industry and internal base salary comparability considerations. The weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate.

         Cash Bonus Payment. Under special circumstances, the Compensation Committee has the discretion to pay cash bonuses to executive officers based on both individual performance as well as performance of the Company when predetermined goals are met or exceeded. Bonuses are determined and paid annually.

         Long-Term Incentive Compensation. Long-term incentives are generally provided through grants of stock options. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the Company. Each option generally becomes exercisable in installments over a four year period, contingent upon the executive officer's continued employment with the Company. Accordingly, the option grant will provide a return to the executive officer only if the executive officer remains employed by the Company during the vesting period, and then only if the market price of the underlying shares appreciates.

         The number of shares subject to each option grant is set at a level intended to create a meaningful opportunity for stock ownership based on the executive officer's current position with the Company, the base salary associated with that position, the size of comparable awards made to individuals in similar positions within the industry, the individual's potential for increased responsibility and promotion over the option term and the individual's personal performance in recent periods. The Compensation Committee also considers the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of the Company's executive officers. Stock options to purchase an aggregate of 2,764,388 shares of Common Stock were granted to executive officers in 2001.

CEO Compensation

         The plans and policies discussed above were the basis for the 2001 compensation of the Company's Chief Executive Officer, Andrew Zimmerman. In advising the Board of Directors with respect to this compensation, the Compensation Committee seeks to achieve two objectives: (i) establish a level of base salary competitive with that paid by companies within the industry that are of comparable size to the Company and by companies outside of the industry with which the Company competes for executive talent and (ii) make a significant percentage of the total compensation package contingent upon the Company's performance and stock price appreciation. In accordance with these objectives, Mr. Zimmerman received a base salary of $138,268 for the period of June 2001 through the end of fiscal year 2001 and a bonus of 195,000, including a $100,000 sign on bonus, for fiscal year 2001. He currently holds a total of 2,000,000 unexercised stock options.

Compliance with Internal Revenue Code Section 162(m)

         As a result of Section 162(m) of the Internal Revenue Code of 1986, as amended, which was enacted into law in 1993, the Company will not be allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that such compensation exceeds $1 million per officer in any one year. This limitation will apply to all compensation paid to the covered executive officers that is not considered to be performance-based. Compensation that does qualify as performance-based compensation will not have to be taken into account for purposes of this limitation. The Company's stock plans contain certain provisions that are intended to ensure that any compensation deemed paid in connection with the exercise of stock options granted under that plan with an exercise price equal to the market price of the option shares on the grant date will qualify as performance-based compensation.

         The Compensation Committee does not expect that the compensation to be paid to the Company's executive officers for 2001 will exceed the $1 million limit per officer.

The following graph compares the Company's cumulative total stockholder return on its Common Stock during a period commencing on October 27, 1999 (the initial public offering of the Company's Common Stock) and ending on December 31, 2002 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends (if any) for the measurement period, assuming dividend reinvestment, and (B) the excess of the Company's share price at the end of the measurement period over the price at the beginning of the measurement period, by (ii) the share price at the beginning of the measurement period) with the cumulative return so calculated on the Nasdaq Stock Market--U.S. Index and a self-constructed peer group index.

                               [PERFORMANCE GRAPH]

                 COMPARISON OF 26 MONTH CUMULATIVE TOTAL RETURN*
                         AMONG PREDICTIVE SYSTEMS, INC.,
            THE NASDAQ STOCK MARKET (U.S.) INDEX AND A PEER GROUP(1)

                                            Cumulative Total Return
                                 ---------------------------------------------
                                 10/27/99        12/99       12/00       12/01

PREDICTIVE SYSTEMS, INC.           100.00       363.89       39.76       10.89
NASDAQ STOCK MARKET (U.S.)         100.00       145.12       87.29       69.26
PEER GROUP                         100.00       201.46       20.60       14.93

*    $100 Invested on 10/27/99 in stock or
     index-including reinvestment of dividends.
     Fiscal year ending December 31.

(1) The Peer Group consists of the following companies: CIBER, Inc.; Razorfish, Inc.; Sapient Corporation; and Scient Corporation.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to beneficial ownership of the Company's Common Stock, as of April 15, 2002, for (i) each person known by the Company to beneficially own more than 5% of the Company's Common Stock; (ii) each Director; (iii) each Named Executive Officer; and (iv) all of the Company's executive officers and Directors as a group.

         Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Unless otherwise indicated, the address for those listed below is c/o Predictive Systems, Inc., 19 West 44th Street, 9th Floor, New York, NY 10036. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The number of shares of Common Stock outstanding used in calculating the percentage for each listed person includes the shares of Common Stock underlying options held by such persons that are currently exercisable and exercisable within 60 days of April 15, 2002, but excludes shares of Common Stock underlying options held by any other person. Percentage of beneficial ownership is based on 37,317,892 shares of Common Stock outstanding as of April 15, 2002.

                                                                                                Percentage of Shares
Name of Beneficial Owner                                       Shares Beneficially Owned         Beneficially Owned
------------------------                                       -------------------------         ------------------
Andrew Zimmerman........................................                    --                         *
Gerard E. Dorsey (1)....................................               265,582                         *
Anish Bhimani (2).......................................               155,313                         *
Eamonn Kearns...........................................                    --                         *
Gary N. Papilsky (3) ...................................               118,688                         *
William W. Wyman (4) ...................................               112,500                         *
Peter L. Bloom (5) .....................................             6,708,767                        18.0%
John M. Jacobs..........................................                    --                         *
Braden R. Kelly (6) ....................................             6,708,767                        18.0%
Eric Meyer (7) .........................................             1,382,602                         3.7%
Ronald G. Pettengill, Jr. (8) ..........................             2,148,872                         5.6%
Inder Sidhu (9) ........................................             1,242,000                         3.3%
William W. Smith (10) ..................................                15,000                         *
Robert Belau (11) ......................................             2,684,059                         7.0%
Entities affiliated with General Atlantic Partners, LLC
   (12) ................................................             6,687,517                        18.0%
Science Applications International Corporation (13) ....             5,240,275                        14.0%
Franklin Resources, Inc. (14) ..........................             2,853,400                         7.6%
All directors and executive officers as a group
   (15 persons)(15).....................................            12,059,385                        31.0%

----------

* Indicates less than 1%.

(1) Includes 264,582 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of April 15, 2002.
(2) Includes 155,313 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of April 15, 2002.
(3) Includes 117,188 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of April 15, 2002.
(4) Includes 112,500 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of April 15, 2002. The address of Mr. Wyman is 4 North Balch Street, Hanover, New Hampshire 03755.
(5) Includes (a) 15,000 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of April 15, 2002,
(b) 4,559,458 shares owned by General Atlantic Partners 54, L.P., (c) 349,918 shares owned by General Atlantic Partners 57, L.P., (d) 628,054 shares owned by General Atlantic Partners 74, L.P., (e) 47,688 shares owned by GapStar, LLC, and
(f) 1,102,399 shares owned by GAP Coinvestment Partners II, L.P. The general partner of General Atlantic Partners 54, General Atlantic Partners 57 and General Atlantic Partners 74 is General Atlantic Partners, LLC, and the managing members of General Atlantic Partners, LLC are also the general partners of GAP Coinvestment Partners II. General Atlantic Partners LLC is also the managing member of GapStar, LLC. Mr. Bloom is a managing member of General Atlantic Partners, LLC. Mr. Bloom disclaims beneficial ownership of these securities except to the extent of his economic interest therein. The address of Mr. Bloom is c/o General Atlantic Service Corporation, 3 Pickwick Plaza, Greenwich, Connecticut 06830.
(6) Includes (a) 15,000 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of April 15, 2002,
(b) 4,559,458 shares owned by General Atlantic Partners 54, L.P., (c) 349,918 shares owned by General Atlantic Partners 57, L.P., (d) 628,054 shares owned by General Atlantic Partners 74, L.P., (e) 47,688 shares owned by GapStar, LLC, and
(f) 1,102,399 shares owned by GAP Coinvestment Partners II, L.P. The general partner of General Atlantic Partners 54, General Atlantic Partners 57 and General Atlantic Partners 74 is General Atlantic Partners, LLC, and the managing members of General Atlantic Partners, LLC are also the general partners of GAP Coinvestment Partners II. General Atlantic Partners, LLC is also the managing member of GapStar, LLC. Mr. Kelly is a managing member of General Atlantic Partners, LLC. Mr. Kelly disclaims beneficial ownership of these securities except to the extent of his economic interest therein. The address of Mr. Kelly is c/o General Atlantic Service Corporation, 630 Hansen Way, Palo Alto, California 94304.
(7) Includes (a) 75,000 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of April 15, 2002,
(b) 723,204 shares held by Trigence Partners, L.P., (c) 15,000 shares held by the Eric Meyer 2000 Irrevocable Trust and (d) 10,685 shares held by Five D's Associates L. P. Mr. Meyer is a general partner of each of Trigence Partners, L.P., and Five D's Associates L. P. The address of Mr. Meyer is c/o Meyer, Duffy Ventures, 125 Elm Street, Suite 6, New Canaan, Connecticut 06840.
(8) Includes (a) 915,833 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of April 15, 2002,
(b) 1,188,080 shares held by Tao Partners Limited Partnership, (c) 13,709 shares held by Ballantine Associates Limited Partnership, (d) 5,000 shares held by The Pettengill Family Foundation and (e) 26,250 shares held by the Ronald G. Pettengill 2000 Irrevocable Trust. Mr. Pettengill and his wife are the sole stockholders of Julcon, Inc., the general partner of Tao Partners Limited Partnership. Mr. Pettengill disclaims beneficial ownership of the shares held by The Pettengill Family Foundation. The address of Mr. Pettengill is 34 Ballantine Road, Bernardsville, New Jersey 07924.
(9) Includes (a) 1,242,000 shares of Common Stock owned by Cisco. Mr. Sidhu is the Vice President, Worldwide Sales Strategy at Cisco. The address of Mr. Sidhu is c/o Cisco Systems, Inc., 170 West Tasman Drive, San Jose, California 95134-1706.

(10) Includes 15,000 shares issuable upon exercise of currently exercisable options and options exercisable within 60 days of April 15, 2002. The address of Mr. Smith is c/o BellSouth Corporation, 1155 Peachtree Street, N.W., Atlanta, Georgia 30309.
(11) Includes (a) 1,046,666 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of April 15, 2002,
(b) 126,000 shares held by The Belau Family Trust, of which Mr. Belau is a beneficiary, (c) 10,000 shares held by The Belau Family Foundation of which Mr. Belau's wife is a trustee, (d) 1,468,859 shares held by the Bellerverana T1Limited Partnership, (e) 16,235 shares held by the Bellerverana T2 Limited Partnership and (f) 10,000 shares held by the Robert Belau 2000 Irrevocable Trust, of which Mr. Belau is a beneficiary. The general partner of the Bellerverana T1 Limited Partnership is BUT1, Inc., of which Mr. Belau is the sole stockholder. The general partner of the Bellerverana T2 Limited Partnership is BUT2, Inc., of which Mr. Belau is the sole stockholder. Mr. Belau disclaims beneficial ownership of the shares held by The Belau Family Foundation. The address of Mr. Belau is 369 Croton Lake Road, Bedford Corners, New York 10549. The information about Mr. Belau's holdings is based on the information contained in the Form 13G filed by him on February 13, 2002 and is only current as of December 31, 2001.
(12) Includes (a) 4,559,458 shares owned by General Atlantic Partners 54, L.P.,
(b) 349,918 shares owned by General Atlantic Partners 57, L.P., (c) 628,054 shares owned by General Atlantic Partners 74, L.P., (d) 47,688 shares owned by GapStar, LLC, and (e) 1,102,399 shares owned by GAP Coinvestment Partners II, L.P. The general partner of General Atlantic Partners 54, General Atlantic Partners 57 and General Atlantic Partners 74 is General Atlantic Partners, LLC, and the managing members of General Atlantic Partners, LLC are also the general partners of GAP Coinvestment Partners II. General Atlantic Partners LLC is also the managing member of GapStar, LLC. The address of the General Atlantic entities is c/o General Atlantic Service Corporation, 3 Pickwick Plaza, Greenwich, Connecticut 06830.
(13) Includes 5,240,275 shares owned by SAIC Venture Capital Corporation, a wholly owned subsidiary of Science Applications International Corporation. The address of Science Applications International Corporation is 10260 Campus Point Drive, San Diego, California 92121.
(14) The shares are beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment advisory subsidiaries (the Advisor Subsidiaries) of Franklin Resources, Inc. (FRI). Such advisory contracts grant to such Advisor Subsidiaries all investment and/or voting power over the securities owned by such advisory clients. Therefore, such Advisor Subsidiaries may be deemed to be the beneficial owner of the shares. The information about FRI's holdings is based on the information contained in the Form 13G filed by FRI on February 14, 2002 and is only current as of December 31, 2001. The address of FRI is One Franklin Parkway, San Maeteo, California 94403.
(15) Includes 1,586,727 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of April 15, 2002. Mr. Belau's holdings has not been included in this number as he was not a director or executive officer of the Company as of April 15, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with BellSouth

         The Company provides network consulting services to BellSouth pursuant to an existing agreement negotiated by both parties in an arm's-length transaction. In 2001, revenues from BellSouth were approximately $11.8 million. William L. Smith, one of the Company's directors, is Executive Vice President and Chief Technology Officer of BellSouth.

Relationship with Cisco

         The Company provides network consulting services to Cisco pursuant to an existing agreement negotiated by the parties in an arm's-length transaction. This agreement provides that if the Company gives more favorable rates to another client it will inform Cisco and Cisco will have the right to terminate this agreement. In 2001, revenues from Cisco were approximately $700,000. Inder Sidhu, one of the Company's directors, is Vice President, Worldwide Sales Strategy at Cisco. Additionally, Cisco owns 1,242,000 shares of the Company's Common Stock.

Relationship with Science Application International Corporation

         The Company and SAIC provide network and security consulting services to each other pursuant to existing agreements negotiated by both parties in arm's-length transactions. In 2001, revenues from SAIC were approximately $245,000 and the Company incurred approximately $195,000 in costs from consulting services from SAIC. Additionally, SAIC provides the Company with various services relating to alarm, telecommunications and IT support functions and the Company rents certain of its office space from SAIC. In 2001, the Company had approximately $240,000 and $1.2 million in expenses for such services and real estate rental, respectively. In addition, the Company and SAIC license certain of their respective intellectual property to the other. The Company believes that these transactions are on terms that are no less favorable than those that could be obtained from unaffiliated third parties. SAIC owns 5,240,275 shares of the Company's Common Stock.

Relationship with mFormation Technologies Inc.

         The Company provides network consulting services to mFormation pursuant to an arrangement negotiated by both parties in an arm's-length transaction. In fiscal 2001, revenue from mFormation was approximately $13,000. Ronald G. Pettengill, Jr., one of the Company's directors, is Chief Executive Officer and a director of mFormation.

Relationship with Riversoft PLC

         The Company provides network consulting services to Riversoft PLC pursuant to an existing agreement negotiated by the parties in an arm's-length transaction. In fiscal 2001, revenues from Riversoft were approximately $70,000. Additionally, the Company purchased approximately $500,000 worth of software from Riversoft during fiscal 2001. Ronald G. Pettengill, one of the Company's directors and the Company's former Chief Executive Officer served on Riversoft's board of directors until December 19, 2001. Eric Meyer, one of the Company's directors, serves on Riversoft's board of directors. Additionally, Mr. Meyer is a general partner of Meyer Duffy Ventures LLP, a venture capital firm which owns approximately 10% of Riversoft.

Employment Agreement with Andrew Zimmerman

         In June 2001, the Company entered into an employment agreement with Andrew Zimmerman. See--Executive Compensation--Employment Agreements.

Employment Arrangement with William W. Wyman

         In April 2001, the Company entered into an employment arrangement with its interim Chief Executive Officer, William W. Wyman, who is also Chairman of the Board of Directors of the Company. Under this arrangement, Mr. Wyman received compensation from the Company at the rate of $100,000 per three month period. Mr. Wyman was also granted options to purchase 100,000 shares of Common Stock that vested in June 2001. The exercise price per share for these options is $2.26. Mr. Wyman relinquished his position as the Company's interim Chief Executive Officer in June 2001 when Andrew Zimmerman joined the Company as Chief Executive Officer.

Option Grants

         In January 2001, we granted Eamonn Kearns options to purchase 100,000 shares of Common Stock at a price of $2.875 per share. In April 2001, we granted Rod Dorsey, CFO, Anish Bhimani, CFO and Gary Papilsky, General Counsel, options to purchase 68,750, 32,879, and 31,250 shares of Common Stock, respectively, at a price of $1.55 per share. In May 2001, we granted Messrs. Dorsey, Bhimani, and Papilsky options to purchase 206,250, 131,509, and 93,750 shares of Common Stock, respectively, at a price of $1.55 per share. In June 2001, we granted Andrew Zimmerman, our CEO, options to purchase 1.6 million and 400,000 shares of Common Stock at prices of $3.73 and $7.46, respectively. Messrs. Bloom, Kelly, Meyer, Pettengill and Smith were each granted options to purchase 2,500 shares of the Company's Common Stock at a price of $2.92 per share in May 2001, the date of our Annual Meeting of Stockholders. In 2001 we granted John M. Jacobs, a Director, options to purchase 75,000 shares of Common Stock at an exercise price of $1.07. For additional information regarding the grant of stock options to executive officers and directors, please see Executive Compensation, Ownership of Certain Beneficial Owners and Management.

General

         The Company has adopted a policy that all transactions with officers, directors, 5% stockholders and their affiliates be entered into only if they are approved by a majority of the disinterested independent directors, are on terms no less favorable to the Company than could be obtained from unaffiliated parties and are reasonably expected to benefit the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, State of New York, on the 30th day of April, 2001.


                                        PREDICTIVE SYSTEMS, INC.

                                        By:  /s/ Andrew Zimmerman
                                             -----------------------------------
                                             Name:  Andrew Zimmerman
                                             Title:  Chief Executive Officer


         Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

                Signature                                          Title                                  Date
                ---------                                          -----                                  ----
           /s/ Andrew Zimmerman
-----------------------------------------   Chief Executive Officer and Director (principal
             Andrew Zimmerman               executive officer)                                       April 30, 2002


           /s/ Gerard E. Dorsey             Chief Financial Officer
-----------------------------------------   (principal financial and accounting officer)             April 30, 2002
             Gerard E. Dorsey


            /s/ Peter L. Bloom
-----------------------------------------   Director                                                 April 30, 2002
              Peter L. Bloom



-----------------------------------------   Director
              John M. Jacobs


           /s/ Braden R. Kelly
-----------------------------------------   Director                                                 April 30, 2002
             Braden R. Kelly


              /s/ Eric Meyer                                                                         April 30, 2002
-----------------------------------------   Director
                Eric Meyer


      /s/ Ronald G. Pettengill, Jr.
-----------------------------------------   Director                                                 April 30, 2002
        Ronald G. Pettengill, Jr.


             /s/ Inder Sidhu
-----------------------------------------   Director                                                 April 30, 2002
               Inder Sidhu


           /s/ William L. Smith
-----------------------------------------   Director                                                 April 30, 2002
             William L. Smith


           /s/ William W. Wyman
-----------------------------------------   Director                                                 April 30, 2002
             William W. Wyman
