Form 10-Q
period 2002-03-31
PREDICTIVE SYSTEMS INC
filed 2002-05-14
CIK 727489

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    QUARTERLY PERIOD ENDING MARCH 31, 2002.

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                      TO                     .
                 --------------------    --------------------

                       COMMISSION FILE NUMBER: 333-84045

                            PREDICTIVE SYSTEMS, INC.

             (Exact Name of Registrant as Specified in its Charter)



             DELAWARE                                 13-3808483
----------------------------------     ---------------------------------------
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

Yes [X] No [ ]

As of May 10, 2002, there were 37,368,012 shares of the registrant's common stock, $.001 par value per share, outstanding.

                                      INDEX

                    PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES



                                                                                 Page
                                                                                 ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of March 31, 2002
                  (unaudited) and December 31, 2001 ........................      1

                  Consolidated Statements of Operations for the three
                  months ended March 31, 2002 and 2001 (unaudited)..........      2

                  Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2002 and 2001 (unaudited) ................      3

                  Notes to Consolidated Financial Statements (unaudited) ...      4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS .....................      8

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK ....................................................     19

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS ........................................     20

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ................     20

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..........................     20

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......     20

         ITEM 5.  OTHER INFORMATION ........................................     20

         ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K ..........................     20

         ITEM 7.  SIGNATURES ...............................................     20

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                   PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                                      March 31,       December 31,
                                                                                                       2002             2001
                                                                                                   -------------    -------------
                                                                                                    (unaudited)
                                                           ASSETS

Current assets
        Cash and cash equivalents                                                                  $  32,159,454    $  41,277,867
        Accounts receivable - net of allowance for
             doubtful accounts of $2,332,606 and $2,606,361, respectively                              9,234,925       10,124,399
        Unbilled work in process                                                                       1,889,691        1,319,044
        Inventory held for resale                                                                      1,740,236        2,205,986
        Related party receivables                                                                      1,287,461        1,052,540
        Receivables from employees and stockholders                                                       64,576           61,526
        Refundable income taxes                                                                          407,163          375,982
        Prepaid expenses and other current assets                                                      1,752,496        2,180,531
                                                                                                   -------------    -------------

             Total current assets                                                                     48,536,002       58,597,875

Property and equipment - net of accumulated
        depreciation and amortization of $5,105,647 and $4,587,357, respectively                       6,040,207        6,323,100

Intangible assets - net of accumulated amortization of $26,151,566 and $25,171,316, respectively      35,262,672       36,242,922

Restricted cash                                                                                        1,336,949          782,292

Other assets                                                                                             780,118          547,103
                                                                                                   -------------    -------------

                       Total assets                                                                $  91,955,948    $ 102,493,292
                                                                                                   =============    =============


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Accounts payable                                                                           $   3,999,259    $   5,451,745
        Accrued expenses and other current liabilities                                                 9,358,482       11,469,090
        Current portion of capital lease obligations                                                      75,585           81,714
        Deferred income                                                                                  437,584          333,527
                                                                                                   -------------    -------------

             Total current liabilities                                                                13,870,910       17,336,076
                                                                                                   -------------    -------------

Noncurrent liabilities
        Capital lease obligations                                                                         36,731           52,134
        Deferred rent                                                                                    200,080          165,251
        Other long-term liabilities                                                                        3,000            3,000
                                                                                                   -------------    -------------

             Total noncurrent liabilities                                                                239,811          220,385
                                                                                                   -------------    -------------

             Total liabilities                                                                        14,110,721       17,556,461
                                                                                                   -------------    -------------

Commitments and contingencies

Stockholders' equity
        Common stock, $.001 par value, 200,000,000 shares authorized,
             37,197,241 and 36,360,491 shares issued and outstanding                                      37,197           36,361
        Additional paid-in capital                                                                   230,141,471      229,408,586
        Deferred compensation                                                                           (146,962)        (182,581)
        Accumulated deficit                                                                         (152,642,989)    (144,390,718)
        Accumulated other comprehensive income                                                           456,510           65,183
                                                                                                   -------------    -------------

             Total stockholders' equity                                                               77,845,227       84,936,831
                                                                                                   -------------    -------------

                       Total liabilities and stockholders' equity                                  $  91,955,948    $ 102,493,292
                                                                                                   =============    =============


        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                   Three Months Ended March 31
                                                               ---------------------------------
                                                                   2002                 2001
                                                               ------------         ------------
Revenues:
        Professional services                                  $ 14,105,923         $ 20,357,844
        Client-related reimbursable expenses                        401,161              580,506
        Hardware and software sales                                 523,483              401,080
                                                               ------------         ------------

             Total revenues                                      15,030,567           21,339,430
                                                               ------------         ------------

Cost of revenues:
        Professional services                                     9,845,721           14,597,192
        Client-related expenses                                     652,621            1,194,323
        Hardware and software purchases                             493,159              282,828
                                                               ------------         ------------

             Total cost of revenues                              10,991,501           16,074,343
                                                               ------------         ------------

             Gross profit                                         4,039,066            5,265,087
                                                               ------------         ------------


Sales and marketing                                               2,742,051            4,559,552
General and administrative                                        6,515,193           11,884,862
Depreciation and amortization                                       774,402              766,495
Intangibles amortization                                            980,250            6,374,779
Restructuring charges                                               933,502              640,948
Loss on long-term investment in related party                            --            1,000,000
Noncash compensation expense                                         35,619              110,267
                                                               ------------         ------------

             Operating expenses                                  11,981,017           25,336,903
                                                               ------------         ------------

             Operating loss                                      (7,941,951)         (20,071,816)

Other income (expense):
        Interest income, net                                        135,248            1,063,024
        Other (expense) income                                     (445,568)              21,885
                                                               ------------         ------------

Net loss                                                       $ (8,252,271)        $(18,986,907)
                                                               ============         ============

Net loss per share - basic and diluted                         $      (0.22)        $      (0.54)
                                                               ============         ============

Weighted average shares outstanding - basic and diluted          36,980,895           34,973,653
                                                               ============         ============


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   PREDICTIVE SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         Three Months Ended March 31
                                                                                     ----------------------------------
                                                                                         2002                 2001
                                                                                     ------------         ------------

Cash flows from operating activities:
           Net loss                                                                  $ (8,252,271)        $(18,986,907)

Adjustments to reconcile net loss to net cash used in operating activities:
           Noncash compensation expense                                                    35,619              110,267
           Depreciation and amortization                                                1,754,652            7,141,274
           Bad debt expense                                                                10,257              677,159
           Loss on long-term investment in related party                                       --            1,000,000
           (Increase) decrease in-
                Restricted cash                                                          (554,657)                  --
                Accounts receivable                                                       644,296            2,904,499
                Unbilled work in process                                                 (570,647)           1,593,169
                Inventory held for resale                                                 465,750                   --
                Refundable income taxes                                                   (31,181)             (99,979)
                Prepaid expenses and other assets                                         199,578             (967,693)
           (Decrease) increase in-
                Accounts payable                                                       (1,452,486)             (36,276)
                Accrued expenses and other current liabilities                         (2,110,608)          (2,364,084)
                Deferred income                                                           104,057            1,303,759
                Deferred rent and other long-term liabilities                              34,829               32,275
                                                                                     ------------         ------------

                      Net cash used in operating activities                            (9,722,812)          (7,692,537)
                                                                                     ------------         ------------

Cash flows from investing activities:
           Purchase of marketable securities, net                                          (1,343)          (1,098,925)
           Payments to employees, net                                                     (12,802)             (35,125)
           Purchase of property and equipment, net                                       (491,510)          (1,019,898)
                                                                                     ------------         ------------

                      Net cash used in investing activities                              (505,655)          (2,153,948)
                                                                                     ------------         ------------

Cash flows from financing activities:
           Principal payments on capital leases                                           (21,532)             (45,500)
           Proceeds from exercise of stock options                                        738,916            1,218,704
                                                                                     ------------         ------------

                      Net cash provided by financing activities                           717,384            1,173,204
                                                                                     ------------         ------------

           Effects of exchange rates                                                      392,670             (280,145)
                                                                                     ------------         ------------

Net decrease in cash                                                                   (9,118,413)          (8,953,426)

Cash and cash equivalents  - beginning of period                                       41,277,867           80,058,791
                                                                                     ------------         ------------

Cash and cash equivalents  - end of period                                           $ 32,159,454         $ 71,105,365
                                                                                     ============         ============

      Supplemental disclosures of cash flow information:
           Cash paid during the year for:
                      Interest                                                       $     13,586         $     11,883
                                                                                     ============         ============

                      Taxes                                                          $     33,098         $    113,153
                                                                                     ============         ============


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) BASIS OF PRESENTATION

The consolidated financial statements and accompanying financial information as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001. Results for interim periods are not necessarily indicative of results for the entire year.

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

The following table reconciles the numerator and denominator for the calculation:



                                                          Three Months Ended
                                                                March 31
                                                     --------------------------------
                                                         2002                2001
                                                     ------------         ------------
                                                              (unaudited)

Numerator -

   Net loss                                          $ (8,252,271)        $(18,986,907)
                                                     ------------         ------------


Denominator -

   Denominator for basic and diluted earnings
      per share - weighted average
      shares outstanding                               36,980,895           34,973,653
                                                     ============         ============



Net loss per share -

    Basic and diluted                                $      (0.22)        $      (0.54)
                                                     ============         ============



The conversion of 11,308,784 outstanding options was not considered for any period presented as the effect would be anti-dilutive.

(3) COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income (loss) and its components. The components of comprehensive income (loss) are as follows:



                                          Three Months Ended
                                                March 31
                                     ---------------------------------
                                        2002                  2001
                                     ------------         ------------
                                               (unaudited)

Net loss                             $ (8,252,271)        $(18,986,907)
 Unrealized (loss) gain on
    investments                            (1,343)              21,814
 Foreign currency translation
   adjustment                             392,670             (280,145)
                                     ------------         ------------
Comprehensive loss                   $ (7,860,944)        $(19,245,238)
                                     ============         ============


(4) RELATED PARTIES

The Company provides network consulting services to Cisco Systems, Inc. ("Cisco") pursuant to an existing agreement negotiated by the parties in an arm's-length transaction. This agreement provides that if the Company gives more favorable rates to another client it will inform Cisco and Cisco will have the right to terminate this agreement. One of the Company's directors is also an officer of Cisco. Additionally, in September 1999, the Company sold 1,242,000 shares of common stock to Cisco for $12.00 per share. For the three months ended March 31, 2002 and 2001, the Company recorded revenues of approximately $15,000 and $393,000, respectively, from services performed for Cisco. As of March 31, 2002 amounts due from Cisco were $10,197. Such amount is included in related party receivables. There were no amounts due from Cisco as of December 31, 2001.

The Company provides network consulting services to BellSouth Corporation ("BellSouth") pursuant to an existing agreement negotiated by both parties in an arm's-length transaction. One of the Company's directors is also an officer of BellSouth. For the three months ended March 31, 2002 and 2001, the Company recorded revenues of $2.2 million and $3.8 million, respectively, from services performed for BellSouth. As of March 31, 2002 and December 31, 2001, amounts due from BellSouth were $1,092,817 and $994,322, respectively. Such amounts are included in related party receivables.

The Company provides network consulting services to Riversoft PLC pursuant to an agreement negotiated by both parties in an arm's-length transaction. Additionally, the Company purchased approximately $500,000 of software inventory from Riversoft in 2001. Two of the Company's directors served on Riversoft PLC's Board of Directors, one of which served until December 19, 2001. One of the directors is also a general partner for a venture capital firm, which owns approximately 10% of Riversoft PLC. For the three months ended March 31, 2001, the Company recorded revenues of $69,950 from services performed for Riversoft PLC. No revenues were recorded for the three months ended March 31, 2002. As of March 31, 2002 and December 31, 2001, amounts due from Riversoft PLC were $7,000 and $50,343, respectively. Such amounts are included in related party receivables.

The Company and Science Application International Corporation (SAIC) provide network and security consulting services to each other pursuant to existing agreements negotiated by both parties in arm's-length transactions. For the three months ended March 31, 2002 and 2001, revenues from SAIC were approximately $77,000 and $106,000, respectively, and the Company incurred approximately $4,000 and $26,000, respectively, in costs from consulting services from SAIC. Additionally, SAIC provides the Company with various services relating to alarm, telecommunications and IT support functions and the Company rents certain of its office space from SAIC. For the three months ended March 31, 2002 and 2001, the Company incurred approximately $179,000 and $280,000, respectively, in expenses for such services and real estate rental. In addition, the Company and SAIC license certain of their respective intellectual property to the other. The Company believes that these transactions are on terms that are no less favorable than those that could be obtained from unaffiliated third parties. As of March 31, 2002, amounts due from SAIC were $177,447. There were no amounts due from SAIC as of December 31, 2001.


Receivables from employees and stockholders represent short term lending to such parties entered into in the normal course of business.

The Company's management believes that these transactions were entered into on a basis that approximates fair value.

(5) RESTRUCTURING CHARGES

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

In December 2001, the Company formed a strategic alliance with Riptech to outsource its monitoring services provided by the managed security services division. As a result of this alliance, the Company established a restructuring plan that included the following: (1) a reduction of the Company's workforce;
(2) the write-off of equipment and software development costs associated with the Company's security operations center which was no longer needed as a result of the outsourcing; and (3) the incurrence of nonrecoverable costs to convert clients to Riptech.

In January 2002, the Company's management foresaw the need to continue to lower the operating costs of the business given continuing difficult market conditions in the enterprise sector. Therefore, the Company established a 2002 restructuring plan that included the following: (1) a reduction in its workforce for both domestic and international operations related to professional consultant employees that had been underutilized for several months and also to employees that held various management, sales and administrative positions deemed to be duplicative functions; (2) the closing of additional domestic regional offices located in geographic areas that no longer cost justified remaining open; and (3) the discontinuance of electronic equipment leases and other expenses related to the reduction in workforce.

For the three months ended March 31, 2002, the Company recorded restructuring charges of $933,502 in connection with its 2002 restructuring plan. Such charges consisted of $818,717 in severance benefits and other related expenses for a reduction in headcount of 47 employees and $264,785 in exit costs related to real estate and electronic equipment for the closing of domestic offices. These charges were offset by $150,000 received for equipment written off to restructuring charges in 2001 in connection with the outsourcing of the Company's monitoring services provided as part of the managed security services division. For the three months ended March 31, 2001, the Company recorded restructuring charges of $640,948 in connection with its 2001 restructuring plan primarily related to severance costs for a reduction in headcount of 79 employees. These charges have been reflected as operating expenses of the Company. As of March 31, 2002 restructuring charges of $1,644,674 remained unpaid and are included in accrued expenses and other current liabilities in the accompanying balance sheet.

A summary of the restructuring charges for the three months ended March 31, 2002 were as follows:


                                         Balance as                          Utilization                          Balance as
                                         of 12/31/01       Expense             Non-Cash           Cash            of 3/31/02
                                         ----------        ----------         ----------        ----------        ----------
Severance and other related costs        $   17,320        $  818,717         $       --        $  118,385        $  717,652
Exit Costs                                1,115,996           264,785                 --           839,544           541,237
Outsourcing monitoring services             722,224          (150,000)                --           186,439           385,785
                                         ----------        ----------         ----------        ----------        ----------
                                         $1,855,540        $  933,502         $       --        $1,144,368        $1,644,674
                                         ==========        ==========         ==========        ==========        ==========



(6) INDUSTRY SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments based on their operating income (loss), which represents segment revenues less direct costs of operation, excluding the allocation of corporate expense. Identifiable assets of the operating segments principally consist of net accounts receivable, unbilled work in process and inventory held for resale. Accounts receivable and unbilled work in process for US Consulting and Managed Security Services are managed on a combined basis. All other identifiable assets not attributable to industry segments are included in corporate assets. The Company does not track expenditures for long-lived assets on a segment basis. The table below presents information on the revenues and operating (loss) income for each segment for the three months ended March 31, 2002 and 2001, and items which reconcile segment operating (loss) income to the Company's reported net loss.

                                                                Three Months Ended March 31
                                                                2002                 2001
                                                            -------------         -------------
                                                                        (unaudited)
Revenues:
         US Consulting                                      $  10,865,134         $  17,510,505
         International Consulting                               2,214,234             1,794,553
         Managed Security Services                              1,951,199             2,034,372
                                                            -------------         -------------
         Total revenues                                        15,030,567            21,339,430
                                                            -------------         -------------

Operating (loss) income:
         US Consulting                                            (37,036)           (3,138,030)
         International Consulting                                 (62,846)           (1,158,077)
         Managed Security Services                                 11,936              (801,336)
                                                            -------------         -------------
         Total operating (loss) income                            (87,946)           (5,097,443)
                                                            -------------         -------------

Corporate expenses:
         Sales and marketing                                     (321,970)             (659,368)
         General and administrative                            (4,808,262)           (5,422,516)
         Depreciation and amortization                           (774,402)             (766,495)
         Intangibles amortization                                (980,250)           (6,374,779)
         Restructuring charges                                   (933,502)             (640,948)
         Loss on long-term investment in related
         party                                                         --            (1,000,000)
         Noncash compensation expense                             (35,619)             (110,267)
         Interest income, net                                     135,248             1,063,024
         Other (expense) income                                  (445,568)               21,885
                                                            -------------         -------------
         Total corporate expenses                              (8,164,325)          (13,889,464)
                                                            -------------         -------------
Net loss                                                    $  (8,252,271)        $ (18,986,907)
                                                            =============         =============

Identifiable assets:
         US Consulting and Managed Security Services        $  12,074,049         $  24,229,464
         International Consulting                               2,078,264             2,220,332
         Corporate                                             77,803,635           200,526,410
                                                            -------------         -------------
        Total identifiable assets                           $  91,955,948         $ 226,976,206
                                                            =============         =============



(7) EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company adopted the provisions of SFAS 142 on January 1, 2002. As a result of such adoption, the Company did not amortize goodwill and assembled workforce for the three months ended March 31, 2002, which would have been approximately $1,853,000. The Company recorded approximately $5,395,000 in amortization of goodwill and assembled workforce for the three months ended March 31, 2001.

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

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. There was no impact to the Company's results of operations upon adoption.

On November 14-15, 2001, the Emerging Issues Task Force (EITF) of the FASB concluded that reimbursements received for "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the income statement. The new accounting treatment should be applied in financial reporting periods (years) beginning as early as the March 2002 quarter. Upon application of the pronouncement, comparative financial statements for prior periods must also be reclassified in order to ensure consistency among all periods presented. The Company adopted this pronouncement effective January 1, 2002 and has separately disclosed the impact of adoption in the Statements of Operations.

(8) SUBSEQUENT EVENT

In the second quarter of 2002, the Company plans to reduce headcount by approximately 35-55 employees in connection with its 2002 restructuring plan. These employees will consist primarily of professional consultants and sales personnel. In addition, the Company will close additional domestic regional offices located in geographic areas that no longer cost justify remaining open. The Company will record restructuring charges of approximately $1,600,000 million to $2,100,000 for severance payments and exit costs related to real estate and electronic equipment in connection with these actions.

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

In December 2001, the Company formed a strategic alliance with Riptech to outsource its monitoring services provided by the managed security services division. As a result of this alliance, the Company established a restructuring plan that included the following: (1) a reduction of the Company's workforce;
(2) the write-off of equipment and software development costs associated with the Company's security operations center which was no longer needed as a result of the outsourcing; and (3) the incurrence of nonrecoverable costs to convert clients to Riptech.

In January 2002, the Company's management foresaw the need to continue to lower the operating costs of the business given continuing difficult market conditions in the enterprise sector. Therefore, the Company established a 2002 restructuring plan that included the following: (1) a reduction in its workforce for both domestic and international operations related to professional consultant employees that had been underutilized for several months and also to employees that held various management, sales and administrative positions deemed to be duplicative functions; (2) the closing of additional domestic regional offices located in geographic areas that no longer cost justified remaining open; and (3) the discontinuance of electronic equipment leases and other expenses related to the reduction in workforce.

For the three months ended March 31, 2002, the Company recorded restructuring charges of $933,502 in connection with its 2002 restructuring plan. Such charges consisted of $818,717 in severance benefits and other related expenses for a reduction in headcount of 47 employees and $264,785 in exit costs related to real estate and electronic equipment for the closing of domestic offices. These charges were offset by $150,000 received for equipment written off to restructuring charges in 2001 in connection with the outsourcing of the Company's monitoring services provided as part of the managed security services division. For the three months ended March 31, 2001, the Company recorded restructuring charges of $640,948 in connection with its 2001 restructuring plan primarily related to severance costs for a reduction in headcount of 79 employees. These charges have been reflected as operating expenses of the Company.

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

Valuation of Goodwill and Intangible Assets. We previously evaluated our long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " ("SFAS No. 121"). Long-lived assets that are not identified with an impaired asset are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying value of the asset may not be recoverable. Certain circumstances included a deterioration of our financial resources, poor economic trends within the market sector, or significant changes in our business model. In such circumstances, the net carrying value of the asset was compared to the undiscounted future cash flows of the business segment to which that asset is attributable. Impairment losses were measured by the amount in which the net carrying value of the assets exceeded the fair value.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previously required. The Company adopted the provisions of SFAS 142 effective January 1, 2002. As a result of such adoption, the Company did not amortize goodwill and assembled workforce for the three months ended March 31, 2002, which would have been approximately $1,853,000. The Company recorded approximately $5,395,000 in amortization of goodwill and assembled workforce for the three months ended March 31, 2001.




RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

REVENUES. Substantially all of our revenues are derived from fees for professional services. Revenues decreased 29.6% to $15.0 million in the three months ended March 31, 2002 from $21.3 million in the three months ended March 31, 2001. Revenues from professional services decreased 30.7% to $14.1 million in the three months ended March 31, 2002 from $20.4 million in the three months ended March 31, 2001. This decrease was primarily due to difficult market conditions in the enterprise sector. Client-related reimbursable expenses decreased to $401,000 in the three months ended March 31, 2002 from $581,000 in the three months ended March 31, 2001. This decrease was primarily attributable to the nature of the customer contracts. Revenues from hardware and software sales increased 30.5% to $523,000 in the three months ended March 31, 2002 from $401,000 in the three months ended March 31, 2001. This increase was primarily due to an increase in client requests for hardware and software in connection with professional services projects. During the three months ended March 31, 2002, BellSouth Corporation accounted for 15.4% of our revenues from professional services. The number of our billable consultants decreased from approximately 429 at March 31, 2001 to approximately 306 at March 31, 2002.

GROSS PROFIT. Gross profit decreased 23.3% to $4.0 million in the three months ended March 31, 2002 from $5.3 million in the three months ended March 31, 2001. As a percentage of revenues, gross profit increased to 26.9% in the three months ended March 31, 2002 from 24.7% in the three months ended March 31, 2001. The increase in gross profit as a percentage of revenues is a result of a decrease in client-related expenses and a decrease in direct labor costs as a result of reductions in billable headcount from 429 at March 31, 2001 to 306 at March 31, 2002 offset by a decrease in utilization of our consultants and lower margins recognized on the sale of hardware and software to our clients. Cost of revenues decreased 31.6% to $11.0 million in the three months ended March 31, 2002 from $16.1 million in the three months ended March 31, 2001. This decrease in cost of revenues was due primarily to a decrease in compensation and benefits paid to consultants as a result of reductions in billable headcount in connection with our restructuring plans.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased 39.9% to $2.7 million in the three months ended March 31, 2002 from $4.6 million in the three months ended March 31, 2001. As a percentage of revenues, sales and marketing expenses decreased to 18.2% in the three months ended March 31, 2002 from 21.4% in the three months ended March 31, 2001. The decrease in absolute dollars was primarily due to an decrease of $1.2 million in compensation and benefits paid due to reductions in headcount in connection with our restructuring plans and a decrease of $308,000 in commissions paid as a result of declining revenues for professional services and the merging of two separate sales forces for US Consulting and Managed Security Services in 2002. The remaining $400,000 decrease in sales and marketing expenses was a result of a decrease in marketing expenses and other selling related expenditures.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 45.2% to $6.5 million in the three months ended March 31, 2002 from $11.9 million in the three months ended March 31, 2001. As a percentage of revenues, general and administrative expenses decreased to 43.3% in the three months ended March 31, 2002 from 55.7% in the three months ended March 31, 2001. The decrease in absolute dollars was primarily due to a decrease of $2.9 million in compensation and benefits costs as a result of reductions in headcount in connection with our restructuring plans, a decrease of $680,000 in travel and entertainment and training costs also as a result of reductions in headcount, a decrease of $667,000 in bad debt expense, a decrease of $148,000 in facilities and equipment leases, and a decrease in professional services and other administrative costs of $986,000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 1.0% to $774,000 in the three months ended March 31, 2002 from $766,000 in the three months ended March 31, 2001.

INTANGIBLES AMORTIZATION. Amortization of intangibles decreased to $980,000 for the three months ended March 31, 2002 from $6.4 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, the amount consisted of amortization for intangible assets not deemed to have indefinite lives pursuant to the provisions of SFAS 142 which was adopted effective January 1, 2002. Such intangible assets consisted of customer lists, tradenames and developed technology. Intangibles amortization for the three months ended March 31, 2001 consisted of amortization for all intangible assets, including goodwill and assembled workforce.

RESTRUCTURING CHARGES. For the three months ended March 31, 2002, we recorded restructuring charges of approximately $934,000 in connection with our 2002 restructuring plan. Such charges consisted of $819,000 in severance benefits and other related expenses for a reduction in headcount of 47 employees and $265,000 in exit costs related to real estate and electronic equipment for the closing of domestic offices. These charges were offset by $150,000 received for equipment written off to restructuring charges in 2001 in connection with the outsourcing of the Company's monitoring services provided as part of the managed security services division. For the three months ended March 31, 2001, we recorded restructuring charges of approximately $641,000 in connection with our 2001 restructuring plan primarily related to severance costs for a reduction in headcount of 79 employees.

LOSS ON LONG-TERM INVESTMENT IN RELATED PARTY. On March 22, 2001, Paradigm4, Inc. filed for federal bankruptcy protection. This action created significant uncertainty regarding our investment in Paradigm4. As a result, we recognized a loss on our $1.0 million investment in Paradigm4 in the three months ended March 31, 2001.

NONCASH COMPENSATION EXPENSE. During 1999, the Company granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock, resulting in deferred compensation. During 2000, related to the acquisitions of Synet and Global Integrity, the Company issued options to Synet and Global Integrity optionholders in exchange for their Synet and Global Integrity options, respectively. The unvested portion of the Synet and Global Integrity options resulted in deferred compensation. These transactions result in noncash compensation expense over the period that these specific options vest. During the three months ended March 31, 2002 and 2001, we recorded approximately $36,000 and $110,000, respectively, of noncash compensation expense related to these options. The decrease in noncash compensation expense is a result of the cancellation of options as a result of reductions in headcount in connection with our restructuring plans.

OTHER INCOME (EXPENSE). Other expense in the three months ended March 31, 2002 primarily consisted of foreign currency exchange rate losses related to the settlement of transactions between our foreign subsidiaries. Other income in the three months ended March 31, 2001 primarily consisted of interest income. The decrease in other income was primarily due to a decrease in interest income as a result of the utilization of cash and cash equivalents to fund current operating needs and a general decline in interest rates.

LIQUIDITY AND CAPITAL RESOURCES. Since inception, we have financed our operations through borrowings under short-term credit facilities, the sale of equity securities and cash flows from operations. As of March 31, 2002, we had approximately $32.2 million in cash and cash equivalents and $1.3 million in restricted cash pursuant to certain operating lease agreements.

Net cash used in operating activities increased to $9.7 million for the three months ended March 31, 2002 from $7.7 million for the three months ended March 31, 2001. We experienced a decrease in accounts payable and accrued expenses and other current liabilities of approximately $3.6 million. Such decrease included approximately $2.4 million paid for the purchase of software inventory for resale of which approximately $1.7 million remained in inventory at March 31, 2002. We also experienced an increase in restricted cash of $550,000 related to a new equipment operating lease entered into in the first quarter of 2002. Unbilled receivables increased approximately $571,000 primarily in connection with the sale of software inventory for resale. These net outflows of cash were offset by net inflows of cash as a result of decreases in accounts receivable of $644,000. The decrease in accounts receivable was primarily attributable to increased collection efforts and declining revenues due to difficult market conditions.

Net cash used in investing activities was $506,000 and $2.2 million, respectively, for the three months ended March 31, 2002 and 2001. Capital expenditures were $492,000 for the three months ended March 31, 2002 and $1.0 million for the three months ended March 31, 2001. Capital expenditures consisted of computer equipment, office furniture and leasehold improvements in connection with the investment in our infrastructure. For the three months ended March 31, 2001, we used a net of $1.1 million for the purchase of marketable securities.

Net cash provided by financing activities was $717,000 and $1.2 million, respectively, for the three months ended March 31, 2002 and 2001. Cash provided by financing activities primarily resulted from the receipt of proceeds from the exercise of options and the sale of common stock in connection with our Employee Stock Purchase Plan.

We have a demand loan facility, secured by a lien on all of our assets, under which we may borrow up to the lesser of $5.0 million or 80.0% of our accounts receivable. Amounts outstanding under the facility bear interest at the lender's base rate which was 4.75% at of March 31, 2002. As of March 31, 2002, there were no amounts outstanding under the facility.

Based on our current revenue projections, we believe that we will continue to be cash flow negative until at least the end of the year. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company adopted the provisions of SFAS 142 on January 1, 2002. As a result of such adoption, the Company did not amortize goodwill and assembled workforce for the three months ended March 31, 2002, which would have been approximately $1,853,000. The Company recorded approximately $5,395,000 in amortization of goodwill and assembled workforce for the three months ended March 31, 2001.

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

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The Company adopted the provisions of SFAS 144 effective January 1, 2002. There was no impact to the Company's results of operations upon adoption.

On November 14-15, 2001, the Emerging Issues Task Force (EITF) of the FASB concluded that reimbursements received for "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the income statement. The new accounting treatment should be applied in financial reporting periods (years) beginning as early as the March 2002 quarter. Upon application of the pronouncement, comparative financial statements for prior periods must also be reclassified in order to ensure consistency among all periods presented. The Company adopted this pronouncement effective January 1, 2002 and has separately disclosed the impact of adoption in the Statements of Operations.

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

Because most of our revenues are generated from a small number of clients, our revenues are difficult to predict and the loss of one client could significantly reduce our revenues

         During the three months ended March 31, 2002, BellSouth Corporation accounted for approximately 15.4% of our revenues from professional services. Our five largest clients accounted for approximately 43.3% of our revenues for the three months ended March 31, 2002. For the year ended December 31, 2001, our five largest clients accounted for approximately 40.6% of our revenues. If one of our major clients discontinues or significantly reduces the use of our services, we may not generate sufficient revenues to offset this loss of revenues and our net loss will increase. In addition, the non-payment or late payment of amounts due from a major client could adversely affect us. As of March 31, 2002, the accounts receivable from BellSouth was approximately $1.1 million, which related to work performed in January through March 2002.

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

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects

         We derive a substantial portion of our revenues from fixed-price projects. For the three months ended March 31, 2002 and the year ended December 31, 2001, fixed-price projects accounted for 43.4% and 48.2% of our revenue, respectively. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed the price, which could result in a loss on the project and a increase in net loss. We recognize revenues from fixed-price projects based on our estimate of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on a fixed-price project may not accurately reflect the final results of the project and we would be required to record an expense for these periods equal to the amount by which our revenues were previously overstated.

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

                    Risks Related to Our Strategy and Market

We may have difficulty managing our expanding operations, which may harm our business

         A key part of our strategy is to grow our business; however, our rapid growth has placed a significant strain on our managerial and operational resources. From January 1, 1999 to December 31, 2000, our headcount increased from approximately 138 to approximately 691 employees. Since such time, as a result of market conditions and other factors, we have decreased our headcount to 401 employees as of March 31, 2002. As a result of this reduction, the remaining employees have been charged with additional responsibilities. To manage our growth, we must continue to improve our financial and management controls, reporting systems and procedures, and expand and train our work force. We may not be able to do so successfully.

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

Our management team has experienced significant turnover which could interrupt our business and adversely affect our growth

         Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. Andrew Zimmerman was appointed our Chief Executive Officer in June 2001 and Neeraj Sethi has just been recently appointed Acting Chief Financial Officer while a search is conducted for permanent replacement. In addition, in connection with our recent reductions in staff, many members of our senior management team have either departed, or been redeployed and given new responsibilities. If the restructuring of our senior management team does not lead to the results we expect, our ability to effectively deliver our services, manage our company and carry out our business plan may be impaired.

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

         o        integrating the acquired company into our existing business;

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE.


ITEM 5. OTHER INFORMATION
NONE

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a) No Exhibits

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PREDICTIVE SYSTEMS, INC.
                                                (Registrant)





Date:    May 14, 2002                      /s/ ANDREW ZIMMERMAN
-------------------------------          ---------------------------------------
                                         Name: Andrew Zimmerman
                                         Title: Chief Executive Officer
                                                (principal executive officer)





Date:    May 14, 2002                        /s/ NEERAJ SETHI
----------------------------------        --------------------------------------
                                          Name: Neeraj Sethi
                                          Title: Acting Chief Financial Officer
                                                 (principal accounting and
                                                 financial officer)