Form 10-Q
period 2002-06-30
PREDICTIVE SYSTEMS INC
filed 2002-08-14
CIK 727489

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2002.

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

Yes [X] No [ ]

As of August 13, 2002, there were 37,368,012 shares of the registrant's common stock, $.001 par value per share, outstanding.

                                      INDEX

                            PREDICTIVE SYSTEMS, INC.


                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of June 30, 2002
                  (unaudited) and December 31, 2001 ........................      1

                  Consolidated Statements of Operations for the three and
                  six months ended June 30, 2002 (unaudited) and 2001
                  (unaudited)...............................................      2

                  Consolidated Statements of Cash Flows for the three and
                  six months ended June 30, 2002 (unaudited) and 2001
                  (unaudited)...............................................      3

                  Notes to Consolidated Financial Statements (unaudited) ...      4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS .....................      7

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK ....................................................     16

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS ........................................     17

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ................     17

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..........................     17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......     17

         ITEM 5.  OTHER INFORMATION ........................................     17

         ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K ..........................     17

         ITEM 7.  SIGNATURES ...............................................     18

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            PREDICTIVE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                                   June 30, 2002  December 31, 2001
                                                                                                   -------------  -----------------
                                                                                                    (unaudited)
                                                            ASSETS
Current assets
        Cash and cash equivalents ...............................................................   $  23,342,138    $  41,277,867
        Accounts receivable - net of allowance for
             doubtful accounts of $1,945,676 and $2,606,361, respectively .......................       8,891,581       10,124,399
        Related party receivables ...............................................................       1,343,676        1,052,540
        Unbilled work in process ................................................................       1,168,708        1,319,044
        Inventory held for resale ...............................................................         213,068        2,205,986
        Receivables from employees and stockholders .............................................          29,440           61,526
        Refundable income taxes .................................................................         364,027          375,982
        Prepaid expenses and other current assets ...............................................       1,895,165        2,180,531
                                                                                                    -------------    -------------

             Total current assets ...............................................................      37,247,803       58,597,875

Property and equipment - net of accumulated
        depreciation and amortization of $791,254 and $4,587,357, respectively ..................         619,078        6,323,100

Intangible assets - net of accumulated amortization of $2,032,293 and $25,171,316, respectively .       2,231,251       36,242,922

Restricted cash .................................................................................       1,341,713          782,292

Other assets ....................................................................................         468,255          547,103
                                                                                                    -------------    -------------

                       Total assets .............................................................   $  41,908,100    $ 102,493,292
                                                                                                    =============    =============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Accounts payable ........................................................................   $   1,691,167    $   5,451,745
        Accrued expenses and other current liabilities ..........................................      10,045,324       11,469,090
        Current portion of capital lease obligations ............................................          66,455           81,714
        Deferred income .........................................................................         582,497          333,527
                                                                                                    -------------    -------------

             Total current liabilities ..........................................................      12,385,443       17,336,076
                                                                                                    -------------    -------------

Noncurrent liabilities
        Capital lease obligations ...............................................................          22,455           52,134
        Deferred rent ...........................................................................         233,289          165,251
        Other long-term liabilities .............................................................           3,000            3,000
                                                                                                    -------------    -------------

             Total noncurrent liabilities .......................................................         258,744          220,385
                                                                                                    -------------    -------------

             Total liabilities ..................................................................      12,644,187       17,556,461
                                                                                                    -------------    -------------

Commitments and contingencies

Stockholders' equity
        Common stock, $.001 par value, 200,000,000 shares authorized,
             37,368,261 and 36,360,491 shares issued and outstanding, respectively ..............          37,368           36,361
        Additional paid-in capital ..............................................................     230,329,387      229,408,586
        Deferred compensation ...................................................................         (93,414)        (182,581)
        Accumulated deficit .....................................................................    (201,298,633)    (144,390,718)
        Accumulated other comprehensive income ..................................................         289,205           65,183
                                                                                                    -------------    -------------

             Total stockholders' equity .........................................................      29,263,913       84,936,831
                                                                                                    -------------    -------------

                       Total liabilities and stockholders' equity ...............................   $  41,908,100    $ 102,493,292
                                                                                                    =============    =============



        The accompanying notes are an integral part of these consolidated financial statements.

                            PREDICTIVE SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                      Three Months Ended June 30        Six Months Ended June 30
                                                                    -----------------------------     -----------------------------
                                                                         2002            2001             2002           2001
                                                                    ------------     ------------     ------------     ------------
Revenues:
        Professional services ..................................    $ 11,556,018     $ 17,841,371     $ 25,661,941     $ 38,199,215
        Reimbursed expenses ....................................         322,566          550,176          723,727        1,130,682
        Hardware and software sales ............................          79,303          491,831          602,786          892,911
                                                                    ------------     ------------     ------------     ------------

             Total revenues ....................................      11,957,887       18,883,378       26,988,454       40,222,808
                                                                    ------------     ------------     ------------     ------------

Cost of revenues (excluding noncash compensation
  expense of $16,875, $48,605,
  $35,845 and $101,289, respectively):
        Professional services ..................................       8,894,601       12,974,482       19,065,937       28,302,022
        Costs of reimbursed expenses ...........................         322,566          550,176          723,727        1,130,682
        Hardware and software purchases ........................          63,728          896,031          556,887        1,178,859
                                                                    ------------     ------------     ------------     ------------

             Total cost of revenues ............................       9,280,895       14,420,689       20,346,551       30,611,563
                                                                    ------------     ------------     ------------     ------------

             Gross profit ......................................       2,676,992        4,462,689        6,641,903        9,611,245
                                                                    ------------     ------------     ------------     ------------


Sales and marketing (excluding noncash compensation
  expense of $7,840, $35,243, $11,458
  and $69,623, respectively) ...................................       2,232,146        4,729,089        4,974,197        9,288,641
General and administrative (excluding noncash
  compensation expense of $12,839, $24,121, $25,870
  and $47,324, respectively) ...................................       6,498,730       11,947,772       12,939,768       23,716,103
Depreciation and amortization ..................................         732,383          953,284        1,506,785        1,719,779
Intangibles amortization .......................................         980,250        6,300,112        1,960,500       12,674,891
Impairment of intangibles ......................................       8,743,545                -        8,743,545                -
Impairment of property and equipment ...........................       4,510,193                -        4,510,193                -
Restructuring and other charges ................................       3,303,102        3,663,817        4,236,604        4,304,765
Loss on long-term investment in related party ..................               -                -                -        1,000,000
Noncash compensation expense ...................................          37,554          107,969           73,173          218,236
                                                                    ------------     ------------     ------------     ------------

             Operating expenses ................................      27,037,903       27,702,043       38,944,765       52,922,415
                                                                    ------------     ------------     ------------     ------------

             Operating loss ....................................     (24,360,911)     (23,239,354)     (32,302,862)     (43,311,170)

Other income (expense):
        Interest income, net ...................................         107,389          668,659          242,637        1,731,683
        Other expense, net .....................................      (1,094,496)         (75,669)      (1,540,064)         (53,784)
                                                                    ------------     ------------     ------------     ------------

Loss before cumulative effect of change in
  accounting principle .........................................     (25,348,018)     (22,646,364)     (33,600,289)     (41,633,271)

Cumulative effect of change in accounting principle ............               -                -      (23,307,626)               -
                                                                    ------------     ------------     ------------     ------------

Net loss .......................................................    $(25,348,018)    $(22,646,364)    $(56,907,915)    $(41,633,271)
                                                                    ============     ============     ============     ============

Basic and diluted loss per common share before
  cumulative effect of change in accounting principle ..........    $      (0.68)    $      (0.63)    $      (0.90)    $      (1.17)
Cumulative effect of change in accounting principle ............               -                -            (0.63)               -
                                                                    ------------     ------------     ------------     ------------
Basic and diluted net loss per common share ....................    $      (0.68)    $      (0.63)    $      (1.53)    $      (1.17)
                                                                    ============     ============     ============     ============

Basic and diluted weighted average common
  shares outstanding ...........................................      37,336,755       35,952,843       37,162,460       35,697,095
                                                                    ============     ============     ============     ============


        The accompanying notes are an integral part of these consolidated financial statements.

                            PREDICTIVE SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   Six Months Ended June 30
                                                                                          --------------------------------------
                                                                                                2002                    2001
                                                                                          -------------           --------------
Cash flows from operating activities:
           Net loss                                                                       $ (56,907,915)          $ (41,633,271)

Adjustments to reconcile net loss to net cash used in operating activities:
           Noncash compensation expense                                                          73,173                 218,236
           Depreciation and amortization                                                      3,467,285              14,394,670
           Impairment of intangibles                                                          8,743,545                       -
           Impairment of property and equipment                                               4,510,193                       -
           Cumulative effect of change in accounting principle                               23,307,626                       -
           Bad debt expense                                                                      10,257               1,434,179
           Loss on long-term investment in related party                                              -               1,000,000
           Write-off of inventory held for resale                                             1,527,168                 500,000
           Noncash component of restructuring and other charges                                 497,319               1,231,050
           (Increase) decrease in-
                Restricted cash                                                                (559,421)                      -
                Accounts receivable                                                             931,425               4,897,996
                Unbilled work in process                                                        150,336               1,205,070
                Inventory held for resale                                                       465,750              (3,500,000)
                Refundable income taxes                                                          11,955                (335,085)
                Prepaid expenses and other current assets                                       285,367              (1,549,768)
                Other assets                                                                     78,847                (101,603)
           (Decrease) increase in-
                Accounts payable                                                             (3,760,579)                823,621
                Accrued expenses and other current liabilities                               (1,423,764)              3,031,527
                Deferred income                                                                 248,970                 995,016
                Deferred rent and other long-term liabilities                                    68,038                   8,635
                                                                                          -------------           -------------

                      Net cash used in operating activities                                 (18,274,425)            (17,379,727)
                                                                                          -------------           -------------

Cash flows from investing activities:
           Purchase of marketable securities, net                                                (2,158)              1,797,802
           Repayments (proceeds) from employee loans, net                                        22,334                    (537)
           Adjustments to purchase price for fiscal 2000 acquisitions                                 -              (1,961,302)
           Purchase of property and equipment, net                                             (810,276)             (5,118,216)
                                                                                          -------------           -------------

                      Net cash used in investing activities                                    (790,100)             (5,282,253)
                                                                                          -------------           -------------

Cash flows from financing activities:
           Principal payments on capital leases                                                 (44,938)                (91,167)
           Proceeds from issuance of common stock in connection with
             Employee Stock Purchase Plan                                                        57,513                 204,312
           Proceeds from exercise of stock options                                              890,041               1,625,774
                                                                                          -------------           -------------

                      Net cash provided by financing activities                                 902,616               1,738,919
                                                                                          -------------           -------------

           Effects of exchange rates                                                            226,180                (183,117)
                                                                                          -------------           -------------

Net decrease in cash                                                                        (17,935,729)            (21,106,178)

Cash and cash equivalents  - beginning of period                                             41,277,867              80,058,791
                                                                                          -------------           -------------

Cash and cash equivalents  - end of period                                                $  23,342,138           $  58,952,613
                                                                                          =============           =============

      Supplemental disclosures of cash flow information: Cash paid during the year for:
                      Interest                                                            $      23,340           $      23,251
                                                                                          =============           =============

                      Taxes                                                               $     112,282           $     280,349
                                                                                          =============           =============

      Supplemental disclosures on noncash investing and financing activities:
           Noncash adjustment to purchase price for fiscal 2000 acquisitions              $           -           $     937,457
                                                                                          =============           =============


        The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) BASIS OF PRESENTATION

Interim Financial Statements

The consolidated financial statements and accompanying financial information as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which Predictive Systems, Inc. (the "Company" or "Predictive") considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 contained in its Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

Recently Issued Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards
No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company adopted the provisions of SFAS 142 effective January 1, 2002. As required by the transitional provisions of SFAS 142, the Company evaluated goodwill and intangible assets with indefinite lives for impairment as of January 1, 2002. This evaluation was completed during the quarter ended June 30, 2002. As a result of this transitional testing, the Company recorded a noncash impairment charge of $23,307,626 to reduce the carrying value of its goodwill and other indefinite lived intangible assets. Such charge is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations for the six months ended June 30, 2002.

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company believes the adoption of SFAS 143 will not have a material impact on its financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). This statement supersedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The Company adopted the provisions of SFAS 144 effective January 1, 2002. Given the decline in revenues and market capitalization of the Company and the overall deterioration of market conditions in the enterprise sector, the Company reviewed its long-lived assets for impairment as of June 30, 2002. Based on this review, the Company recognized an impairment loss to reduce the carrying value of its finite lived intangible assets and property and equipment of $8,743,545 and $4,510,193, respectively. Such charges are reflected in the accompanying consolidated statements of operations for the three and six months ended June 30, 2002.

On November 14-15, 2001, the Emerging Issues Task Force (EITF) of the FASB concluded that reimbursements received for "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the income statement. This accounting treatment should be applied in financial reporting periods (years) beginning as early as the March 2002 quarter. Upon application of the pronouncement, comparative financial statements for prior periods must also be reclassified in order to ensure consistency among all periods presented. The Company adopted this pronouncement effective January 1, 2002 and has separately disclosed the impact of adoption in the consolidated statements of operations.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on an extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The Company is currently assessing, but has not yet determined the effect, if any, of SFAS 145.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently assessing, but has not yet determined the effect, if any, of SFAS 146.

Reclassification

Certain prior year amounts have been reclassified to conform to their current year presentation.

 (2) NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are anti-dilutive.

The conversion of 9,632,729 and 11,023,988 outstanding options as of June 30, 2002 and 2001, respectively, were not considered in the calculation of diluted net loss per share for any period presented as the effect would be anti-dilutive.

(3) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 are as follows:

                                             Three Months Ended                        Six Months Ended
                                                   June 30                                 June 30
                                       ----------------------------             ---------------------------
                                            2002           2001                      2002            2001
                                       -------------   ------------             ------------   ------------
                                                (unaudited)                              (unaudited)
Net loss                               $(25,348,018)   $(22,646,364)            $(56,907,915)  $(41,633,271)
 Unrealized (loss) gain on
    investments                                (815)         (6,972)                  (2,158)        14,842
 Foreign currency translation
   adjustment                              (166,474)         97,028                  226,180       (183,117)
                                       -------------   ------------             ------------   ------------
Comprehensive loss                     $(25,515,307)   $(22,556,308)            $(56,683,893)  $(41,801,546)
                                       =============   ============             ============   ============

(4) GOODWILL AND INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 141 also requires that the fair value of an assembled workforce acquired be included in the amount initially recorded as goodwill. The Company reclassified into goodwill $2,947,748 initially recorded as other intangible assets related to the value of the assembled workforce of Synet and Global Integrity as required by this statement. SFAS No. 142 requires that upon adoption, amortization of goodwill and indefinite lived intangibles cease, and instead, the carrying value of goodwill be evaluated for impairment on at least an annual basis.

The Company has retroactively adopted this standard effective January 1, 2002. The Company has evaluated goodwill and its tradename intangible for impairment and has determined that an impairment of $23,307,626 existed at January 1, 2002. Accordingly the Company has restated the results for the three months ended March 31, 2002 to reflect the adoption of SFAS 142 as follows:

                                                    Three Months Ended
                                                      March 31, 2002
                                                    ------------------
Originally reported net loss                           $ (8,252,271)

Cumulative effect of change in accounting
  principle                                             (23,307,626)
                                                       ------------
Net loss as restated                                   $(31,559,897)
                                                       ============

Originally reported basic and diluted net loss per
  common share                                         $      (0.22)

Cumulative effect of change in accounting
  principle                                                   (0.63)
                                                       ------------
Basic and diluted net loss per
  common share as restated                             $      (0.85)
                                                       ============

The Company's reporting units utilized for evaluating the recoverability of goodwill are the same as its operating segments.

The following table reports the amounts that loss and loss per basic and diluted share before cumulative effect of change in accounting principle would have been in all periods presented exclusive of goodwill and indefinite lived intangibles amortization expense recognized in those periods.

                                                  Three Months Ended                        Six Months Ended
                                                       June 30,                                June 30,
                                          ---------------------------------       -----------------------------------
                                              2002                 2001                 2002                 2001
                                          -------------        -------------        -------------      --------------

Reported loss before cumulative
  effect of change in accounting
  principle                               $ (25,348,018)       $ (22,646,364)       $ (33,600,289)       $(41,633,271)
Add: Goodwill amortization                           --            4,931,026                   --           9,936,646
Add: Assembled workforce amortization                --              388,836                   --             777,810
Add: Tradenames amortization                         --              126,500                   --             253,000
                                          -------------        -------------        -------------      --------------
Adjusted loss before cumulative effect
  of change in accounting principle       $ (25,348,018)       $ (17,200,002)       $ (33,600,289)       $(30,665,815)
                                          =============        =============        =============      ==============

Reported basic and diluted loss per
  common share before cumulative effect
  of change in accounting principle       $       (0.68)       $       (0.63)       $       (0.90)       $      (1.17)
Add:  Goodwill amortization                          --                 0.14                   --                0.28
Add:  Assembled workforce amortization               --                 0.01                   --                0.02
Add:  Tradenames amortization                        --                   --                   --                0.01
                                          -------------        -------------        -------------      --------------
Adjusted basic and diluted loss per
  common share before cumulative effect   $       (0.68)       $       (0.48)       $       (0.90)       $      (0.86)
  of change in accounting principle       =============        =============        =============      ==============

Changes in the carrying amount of goodwill for the six months ended June 30, 2002, by operating segment, are as follows:

                                                                            US          Managed Security  International
                                                                        Consulting          Services       Consulting

                                                                       -------------     --------------   -------------
Balance as of January 1, 2002                                          $  14,071,908     $    7,485,804    $ 2,231,251
    Cumulative effect of change in accounting principle                  (14,071,908)        (7,485,804)            --
                                                                       -------------     --------------   -------------
Balance as of June 30, 2002                                            $          --     $           --    $  2,231,251
                                                                       =============     ==============   =============

As of June 30, 2002 and December 31, 2001, the Company's intangible assets and related accumulated amortization consisted of the following:

                                      As of June 30, 2002                      As of December 31, 2001
                             ---------------------------------------   ---------------------------------------
                                Gross                                     Gross
                              Carrying    Accumulated                   Carrying    Accumulated
                               Value      Amortization       Net          Value     Amortization       Net
                             -----------  ------------   -----------   -----------  ------------   -----------
Amortized intangible assets

     Customer list             $       --   $       --   $        --   $ 4,500,000   $ 1,629,168   $ 2,870,832
     Developed technology              --           --            --     9,575,000     1,994,793     7,580,211
     Assembled workforce               --           --            --     4,666,000     1,718,252     2,947,748
                               ----------   ----------   -----------   -----------   -----------   -----------
     Total                             --           --            --    18,741,000     5,342,213    13,398,791
                               ----------   ----------   -----------   -----------   -----------   -----------

Indefinite lived intangible assets

     Tradenames                        --           --            --     2,530,000       527,084     2,002,916
                               ----------   ----------   -----------   -----------   -----------   -----------
     Total                             --           --            --     2,530,000       527,084     2,002,916
                               ----------   ----------   -----------   -----------   -----------   -----------
Total                          $       --   $       --   $        --   $21,271,000   $ 5,869,297   $15,401,707
                               ==========   ==========   ===========   ===========   ===========   ===========

The aggregate amortization expense for other intangible assets was approximately $980,250 and $1,369,086 during the three months ended June 30, 2002 and 2001, respectively, and $1,960,500 and $2,738,245 during the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, there are no intangible assets remaining to be amortized.

(5) LONG-LIVED ASSETS IMPAIRMENT

As a result of the Company's operating performance for the six months ended June 30, 2002, the corresponding decline in its market capitalization, the general economic environment, and its forecasted operating results for the foreseeable future, the Company evaluated the carrying value of the long lived assets of its US Consulting and Managed Security Services reporting units for impairment in accordance with the provisions of SFAS 144. An impairment loss under SFAS 144 is recognized if the carrying amount of a long-lived asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. An impairment is measured as the amount by which the carrying amount of a long-lived asset group exceeds its fair value. Given the projected operating performance over the remaining useful lives of the definite lived intangible assets and other long-lived assets for the US Consulting and Managed Security Services reporting units, it was determined that the carrying value of these assets will not be recoverable. As a result of these determinations, the Company recorded a charge for the impairment of intangibles and the impairment of property and equipment in its results of operations for the three and six months ended June 30, 2002 of $8,743,545 and $4,510,193, respectively. The fair value of the asset groups was determined based on the discounted cash flows to be generated from such asset groups over the estimated remaining useful life of the principle asset in each group.

The following is a summary of the impairment charges for the three and six months ended June 30, 2002:

                                                  US Consulting       Managed Security Services            Total
                                                  -------------       -------------------------        ------------
Impairment of
intangibles:
             Customer lists                         $ 1,254,585              $   866,249                $ 2,120,834
             Developed technology                     2,185,495                4,437,216                  6,622,711
                                                   ------------             ------------               ------------
                                                    $ 3,440,080              $ 5,303,465                $ 8,743,545
                                                   ============             ============               ============
Impairment of property and equipment:
             Computer equipment                     $ 1,587,881              $   285,779                $ 1,873,660
             Office furniture                           268,624                        -                    268,624
             Capitalized software                     2,217,879                        -                  2,217,879
             Leasehold improvements                     150,030                        -                    150,030
                                                   ------------             ------------               ------------
                                                    $ 4,224,414              $   285,779                $ 4,510,193
                                                   ============             ============               ============

(6) RELATED PARTIES

The Company provides network consulting services to Cisco Systems, Inc. ("Cisco") pursuant to an existing agreement. This agreement provides that if the Company gives more favorable rates to another client it will inform Cisco and Cisco will have the right to terminate this agreement. One of the Company's directors is also an officer of Cisco. Additionally, in September 1999, the Company sold 1,242,000 shares of common stock to Cisco for $12.00 per share. For the six months ended June 30, 2002 and 2001, the Company recognized revenues of approximately $28,000 and $604,000, respectively, from services performed for Cisco Systems. As of June 30, 2002, amounts due from Cisco were $447. Such amount is included in related party receivables. There were no amounts due from Cisco as of December 31, 2001.

The Company provides network consulting services to BellSouth Corporation ("BellSouth") pursuant to an existing agreement. One of the Company's directors is also an officer of BellSouth. For the six months ended June 30, 2002 and 2001, the Company recognized revenues of $4.4 million and $7.5 million, respectively, from services performed for BellSouth. As of June 30, 2002 and December 31, 2001, amounts due from BellSouth were $1,191,282 and $994,322, respectively. Such amounts are included in related party receivables.

The Company provides network consulting services to Riversoft PLC pursuant to an agreement. Additionally, the Company purchased approximately $500,000 of software inventory from Riversoft in 2001. Two of the Company's directors served on Riversoft PLC's Board of Directors, one of which served until December 19, 2001. One of the directors is also a general partner for a venture capital firm, which owns approximately 10% of Riversoft PLC. For the six months ended June 30, 2001, the Company recognized revenues of $69,950 from services performed for Riversoft PLC. No revenues were recognized for the six months ended June 30, 2002. As of June 30, 2002 and December 31, 2001, amounts due from Riversoft PLC were $7,000 and $50,343, respectively. Such amounts are included in related party receivables.

The Company and Science Application International Corporation ("SAIC") provide network and security consulting services to each other pursuant to existing agreements. For the six months ended June 30, 2002 and 2001, revenues from SAIC were approximately $132,000 and $128,000, respectively, and the Company purchased approximately $4,000 and $76,000, respectively, in consulting services from SAIC. Additionally, SAIC provides the Company with various services relating to alarm, telecommunications and IT support functions and the Company rents certain of its office space from SAIC. For the six months ended June 30, 2002 and 2001, the Company purchased approximately $542,000 and $520,000, respectively, for such services and the rental of office space. Of the purchases for the six months ended June 30, 2002, approximately $136,000 were expensed in the six months ended June 30, 2002. The remaining purchases were accrued in the prior year in connection with our acquisition plan. In addition, the Company and SAIC license certain of their respective intellectual property to the other. The Company believes that these transactions are on terms that are no less favorable than those that could be obtained from unaffiliated third parties. As of June 30, 2002, $144,947 was due from SAIC. Such amount is included in related party receivables. There were no amounts due from SAIC as of December 31, 2001.

On December 22, 2000, the Company purchased a $1,000,000 12% Convertible Promissory Note (the "Note") of Paradigm4, Inc. ("Paradigm4") which the Company recorded as a long-term investment in related party. The Note was payable 90 days from the date of purchase. The Company received a stock purchase warrant (the "Warrant") to purchase up to 0.7692% of the outstanding shares of Paradigm4 on a fully diluted basis at a price equal to $.01 per share. The Warrant was exercisable immediately and expires on December 22, 2005. On March 22, 2001, Paradigm4 filed for federal bankruptcy protection. This action created significant uncertainty regarding the Company's investment in Paradigm4. As a result, the Company recorded a loss of $1.0 million on its investment for the six months ended June 30, 2001.

Receivables from employees and stockholders represent short term lending to such parties entered into in the normal course of business.

(7) RESTRUCTURING AND OTHER CHARGES

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

In December 2001, the Company formed a strategic alliance with Riptech, Inc. ("Riptech"), an unaffiliated third party, to outsource its monitoring services provided by the Managed Security Services division. As a result of this alliance, the Company established a restructuring plan that included the following: (1) a reduction of the Company's workforce; (2) the write-off of equipment and software development costs associated with the Company's security operations center which was no longer needed as a result of the outsourcing; and
(3) the incurrence of nonrecoverable costs to convert clients to Riptech.

In January 2002, the Company's management foresaw the need to continue to lower the operating costs of the business given continuing difficult market conditions in the enterprise sector. Therefore, the Company established a 2002 restructuring plan that included the following: (1) a reduction in its workforce for both domestic and international operations related to professional consultant employees that had been underutilized for several months and also to employees that held various management, sales and administrative positions deemed to be duplicative functions; (2) the closing of additional domestic regional offices located in geographic areas that no longer cost justified remaining open; and (3) the discontinuance of electronic equipment leases and other expenses related to the reduction in force.

For the three months ended June 30, 2002, the Company recorded restructuring charges of $3,303,102 in connection with its 2002 restructuring plan. Such charges consisted of $1,272,630 in severance benefits and other related expenses for a reduction in headcount of 59 employees and $2,030,472 in exit costs related to real estate and electronic equipment for the closing of domestic offices. For the three months ended June 30, 2001, the Company recorded restructuring charges of $2,634,085 in connection with its 2001 restructuring plan. Such charges consisted of $1,175,471 in severance benefits and other related expenses for a reduction in headcount of 68 employees and $1,458,614 in exit costs related to real estate and electronic equipment. These charges have been reflected as operating expenses of the Company.

For the six months ended June 30, 2002, the Company recorded restructuring charges of $4,236,604 in connection with its 2002 restructuring plan. Such charges consisted of $2,091,347 in severance benefits and other related expenses for a reduction in headcount of 106 employees and $2,295,257 in exit costs related to real estate and electronic equipment for the closing of domestic offices. These charges were offset by $150,000 received for equipment written-off to restructuring charges in 2001 in connection with the outsourcing of the Company's monitoring services provided as part of the Managed Security Services division. For the six months ended June 30, 2001, the Company recorded restructuring charges of $3,275,033 in connection with its 2001 restructuring plan. Such charges consisted of $1,816,419 in severance benefits and other related expenses for a reduction in headcount of 138 employees and $1,458,614 in exit costs related to real estate and electronic equipment. These charges have been reflected as operating expenses of the Company. As of June 30, 2002, restructuring charges of $3,170,713 remained unpaid and are included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

A summary of the restructuring charges for the six months ended June 30, 2002 were as follows:

                                         Balance as                       Utilization                         Balance as
                                         of 12/31/01       Expense         Non-Cash           Cash            of 6/30/02
                                       --------------- -------------- ---------------- ------------------    --------------
Severance                               $     17,320    $  2,091,347      $       -      $  1,193,495           $ 915,172

Exit Costs                                 1,115,996       2,295,257        497,319           939,316           1,974,618

Outsourcing monitoring services              722,224        (150,000)             -           291,301             280,923
                                       -------------- --------------- ---------------- ------------------    --------------
                                        $  1,855,540    $  4,236,604      $ 497,319      $  2,424,112         $ 3,170,713
                                       ============== =============== ================ ==================    ==============


In June 2001, the Company wrote off $1,029,732 related to the abandonment of internal software management tools that no longer suited the business needs of the Company.

(8) INDUSTRY SEGMENT INFORMATION

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

Revenues and profits in the Managed Security Services segment are generated by providing the following services: response and threat advisory through Information Sharing and Analysis Centers, remote monitoring and management of firewalls and providing of Open Source Intelligence programs.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company evaluates the performance of its segments based on their operating income (loss), which represents segment revenues less direct costs of operation, excluding the allocation of corporate expenses. Identifiable assets of the operating segments principally consist of net accounts receivable, unbilled work in process and inventory held for resale. Accounts receivable and unbilled work in process for US Consulting and Managed Security Services are managed on a combined basis. All other identifiable assets not attributable to industry segments are included in corporate assets. The Company does not track expenditures for long-lived assets on a segment basis. The table below presents information on the revenues and operating loss for each segment for the three and six months ended June 30, 2002 and 2001, and items which reconcile segment operating loss to the Company's reported loss before cumulative effect of change in accounting principle.



                                                                 Three Months Ended June 30            Six Months Ended June 30
                                                                     2002             2001              2002             2001
                                                               -------------------------------     --------------------------------
Revenues:
        US Consulting .....................................    $   8,966,363     $  15,626,300     $  19,831,497     $  33,136,807
        International Consulting ..........................        2,289,984         1,700,172         4,504,218         3,494,725
        Managed Security Services .........................          701,540         1,556,906         2,652,739         3,591,276
                                                               -------------     -------------     -------------     -------------
        Total revenues ....................................       11,957,887        18,883,378        26,988,454        40,222,808
                                                               -------------     -------------     -------------     -------------

Operating loss:
        US Consulting .....................................       (7,970,442)       (1,815,829)       (8,081,633)       (5,070,391)
        International Consulting ..........................         (181,333)       (2,152,908)         (244,179)       (3,310,985)
        Managed Security Services .........................       (6,124,008)         (741,700)       (6,133,285)       (1,543,036)
                                                               -------------     -------------     -------------     -------------
        Total operating loss ..............................      (14,275,783)       (4,710,437)      (14,459,097)       (9,924,412)
                                                               -------------     -------------     -------------     -------------

Corporate expenses:
        Sales and marketing ...............................         (221,506)         (521,881)         (543,476)       (1,181,247)
        General and administrative ........................       (4,810,333)       (6,981,854)       (9,523,227)      (12,287,840)
        Depreciation and amortization .....................         (732,383)         (953,284)       (1,506,785)       (1,719,779)
        Intangibles amortization ..........................         (980,250)       (6,300,112)       (1,960,500)      (12,674,891)
        Restructuring and other charges ...................       (3,303,102)       (3,663,817)       (4,236,604)       (4,304,765)
        Loss on long-term investment in related party .....                -                 -                 -        (1,000,000)
        Noncash compensation expense ......................          (37,554)         (107,969)          (73,173)         (218,236)
        Interest income, net ..............................          107,389           668,659           242,637         1,731,683
        Other expense, net ................................       (1,094,496)          (75,669)       (1,540,064)          (53,784)
                                                               -------------     -------------     -------------     -------------
        Total corporate expenses ..........................      (11,072,235)      (17,935,927)      (19,141,192)      (31,708,859)
                                                               -------------     -------------     -------------     -------------

Loss before cumulative effect of change in accounting
  principle ...............................................    $ (25,348,018)    $ (22,646,364)    $ (33,600,289)    $ (41,633,271)
                                                               =============     =============     =============     =============

Identifiable assets:
        US Consulting and Managed Security Services .......    $   9,876,911     $  25,830,306     $   9,876,911     $  25,830,306
        International Consulting ..........................        1,740,122         1,757,072         1,740,122         1,757,072
        Corporate .........................................       30,291,067       183,297,634        30,291,067       183,297,634
                                                               -------------     -------------     -------------     -------------
        Total identifiable assets .........................    $  41,908,100       210,885,012     $  41,908,100     $ 210,885,012
                                                               =============     =============     =============     =============

(9) CONTINGENCIES

Except as set forth below, the Company is not a party to any material legal proceedings.

On November 13, 2001, a securities class action complaint was filed in the United States District Court for the Southern District of New York against Predictive, four investment banks that underwrote the Company's initial public offering, and three of the Company's former officers and directors. This action has been coordinated with over three hundred virtually identical actions against other companies and the investment banks that underwrote their initial public offerings. The complaint filed against the Company generally alleged that the underwriters obtained excessive and undisclosed commissions from customers who received allocations of shares in the Company's initial and secondary public offerings and that the underwriters maintained artificially inflated prices in the after market through "tie-in" arrangements, which required customers to buy additional shares of the Company's stock at pre-determined prices in excess of the offering prices. The complaint further alleged that the Company and certain of its officers and directors violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 because the Company's registration statement did not disclose the underwriters' purported misconduct. On April 20, 2002, the plaintiffs amended their complaint, abandoning the Section 12(a)(2) claim, but alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and of Rule 10b-5 promulgated thereunder. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased the Company's stock pursuant to the registration statements. The Company believes that the allegations against it are without merit and intends to defend the case vigorously.

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

In December 2001, the Company formed a strategic alliance with Riptech, Inc., an unaffiliated third party, to outsource its monitoring services provided by the Managed Security Services division. As a result of this alliance, the Company established a restructuring plan that included the following: (1) a reduction of the Company's workforce; (2) the write-off of equipment and software development costs associated with the Company's security operations center which was no longer needed as a result of the outsourcing; and (3) the incurrence of nonrecoverable costs to convert clients to Riptech.

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

For the three months ended June 30, 2002, the Company recorded restructuring charges of $3,303,102 in connection with its 2002 restructuring plan. Such charges consisted of $1,272,630 in severance benefits and other related expenses for a reduction in headcount of 59 employees and $2,030,472 in exit costs related to real estate and electronic equipment for the closing of domestic offices. For the three months ended June 30, 2001, the Company recorded restructuring charges of $2,634,085 in connection with its 2001 restructuring plan. Such charges consisted of $1,175,471 in severance benefits and other related expenses for a reduction in headcount of 68 employees and $1,458,614 in exit costs related to real estate and electronic equipment. These charges have been reflected as operating expenses of the Company.

For the six months ended June 30, 2002, the Company recorded restructuring charges of $4,236,604 in connection with its 2002 restructuring plan. Such charges consisted of $2,091,347 in severance benefits and other related expenses for a reduction in headcount of 106 employees and $2,295,257 in exit costs related to real estate and electronic equipment for the closing of domestic offices. These charges were offset by $150,000 received for equipment written-off to restructuring charges in 2001 in connection with the outsourcing of the Company's monitoring services provided as part of the Managed Security Services division. For the six months ended June 30, 2001, the Company recorded restructuring charges of $3,275,033 in connection with its 2001 restructuring plan. Such charges consisted of $1,816,419 in severance benefits and other related expenses for a reduction in headcount of 138 employees and $1,458,614 in exit costs related to real estate and electronic equipment. These charges have been reflected as operating expenses of the Company.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies and estimates are:

         o        Revenue recognition

         o Valuation of goodwill, intangible assets and other long-lived assets

         o        Stock based compensation

         o        Income taxes

Revenue Recognition: We currently recognize revenue from professional services. As described below, significant management judgments and estimates must be made and used in determining the amount of revenue recognized in any given accounting period. Material differences may result in the amount and timing of our revenue for any given accounting period depending upon judgments made by or estimates utilized by management.

We recognize revenue for fixed price contracts in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts" (SOP 81-1). When reliable estimates are available for the costs and efforts necessary to complete the consulting services and those services do not include contractual milestones or other acceptance criteria, we recognize revenue under the percentage of completion method based upon input measures, such as hours. When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer. Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the services have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable.

Goodwill and Indefinite Lived Intangibles: Goodwill consists of the excess purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite lived intangibles consist of the Company's tradename intangible. The carrying value of goodwill and indefinite lived intangibles are evaluated for impairment on an annual basis. Management also reviews goodwill and its indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that their carrying amount may be impaired. If it is determined that an impairment in value has occurred, goodwill and indefinite lived intangibles will be written down to the present value of the expected future operating cash flows to be generated by the respective reporting unit. The Company has evaluated goodwill and its tradename intangible for impairment and has determined that impairment of $23,307,626 exists at January 1, 2002. The Company's reporting units utilized for evaluating the recoverability of goodwill and the indefinite lived intangibles are the same as its operating segments.

Other Intangible Assets: Other intangible assets are carried at cost less accumulated amortization and are amortized on a straight-line basis over their expected lives, which are estimated to be three to five years. Other intangible assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of other intangible assets to determine whether events and circumstances warrant revised estimates of useful lives. The Company evaluates the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the asset when indications of impairment are present. If it is determined that an impairment in value has occurred, the excess of the value of the asset will be written down to the present value of the expected future operating cash flows to be generated by the asset. At June 30, 2002 the Company determined that its customer list and developed technology intangibles were impaired and recorded an impairment charge of $8,743,545.


Impairment of long-lived assets: Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. The Company evaluates the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the asset when indications of impairment are present. If it is determined that an impairment in value has occurred, the excess of the value of the asset will be written down to the present value of the expected future operating cash flows to be generated by the asset. Based on the continuing difficult market conditions in the enterprise sector and the Company's decline in revenue from current periods, the Company determined that indications of impairment were present and reviewed its long-lived assets for impairment as of June 30, 2002. The Company determined that property and equipment of its US Consulting and Managed Security Services segments were impaired and recorded a $4,510,193 asset impairment charge.

Stock-based compensation: The Company accounts for its stock-based compensation arrangements with its employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-based Compensation." SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans.

Income Taxes: We have a history of unprofitable operations from the operating losses incurred, which generated significant state and federal tax net operating losses, or NOL carryforward. Generally accepted accounting principles in the United States require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. Due to our history of unprofitable operations, we have recorded a valuation allowance equal to 100% of these deferred tax assets. It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001

REVENUES. Substantially all of our revenues are derived from fees for professional services. Revenues decreased 36.7% to $12.0 million in the three months ended June 30, 2002 from $18.9 million in the three months ended June 30, 2001. Revenues from professional services decreased 35.2% to $11.6 million in the three months ended June 30, 2002 from $17.8 million in the three months ended June 30, 2001. This decrease was primarily due to difficult market conditions in the enterprise sector. Reimbursed expenses decreased to $323,000 in the three months ended June 30, 2002 from $550,000 in the three months ended June 30, 2001. This decrease was primarily attributable to the nature of the customer contracts. Revenues from hardware and software sales decreased 83.9% to $79,000 in the three months ended June 30, 2002 from $492,000 in the three months ended June 30, 2001. This decrease was primarily due to a decrease in client requests for hardware and software in connection with professional services projects. During the three months ended June 30, 2002 and 2001, BellSouth Corporation accounted for 18.1% and 20.2%, respectively, of our revenues, excluding reimbursed expenses. The number of our billable consultants decreased from approximately 429 at June 30, 2001 to approximately 254 at June 30, 2002.

GROSS PROFIT. Gross profit decreased 40.0% to $2.7 million in the three months ended June 30, 2002 from $4.5 million in the three months ended June 30, 2001. As a percentage of revenues, gross profit decreased to 22.4% in the three months ended June 30, 2002 from 23.6% in the three months ended June 30, 2001. Included in gross profit for the three months ended June 30, 2001 is $500,000 for the write-off of software inventory which was no longer deemed to be saleable. Excluding the impact of this write-off, gross margin was 26.3% for the three months ended June 30, 2001. The decrease in gross profit as a percentage of revenues, excluding the impact of the software inventory write-off, is a result of declining revenues in a difficult market environment. Cost of revenues decreased 35.6% to $9.3 million in the three months ended June 30, 2002 from $14.4 million in the three months ended June 30, 2001. This decrease in cost of revenues was due primarily to a decrease in compensation and benefits paid to consultants as a result of reductions in billable headcount in connection with our restructuring plans and the $500,000 write-off of software inventory in 2001.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased 52.8% to $2.2 million in the three months ended June 30, 2002 from $4.7 million in the three months ended June 30, 2001. As a percentage of revenues, sales and marketing expenses decreased to 18.7% in the three months ended June 30, 2002 from 25.0% in the three months ended June 30, 2001. The decrease in absolute dollars was primarily due to an decrease of $2.0 million in compensation and benefits paid due to reductions in headcount in connection with our restructuring plans and a decrease of $256,000 in commissions paid as a result of declining revenues for professional services and the merging of two separate sales forces for US Consulting and Managed Security Services in 2002. The remaining $279,000 decrease in sales and marketing expenses was a result of decreased spending for marketing and selling efforts as part of our cost cutting measures taken in 2002 and a decline in travel costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 45.6% to $6.5 million in the three months ended June 30, 2002 from $12.0 million in the three months ended June 30, 2001. As a percentage of revenues, general and administrative expenses decreased to 54.3% in the three months ended June 30, 2002 from 63.3% in the three months ended June 30, 2001. The decrease in absolute dollars was primarily due to a decrease of $2.3 million in compensation and benefits costs as a result of reductions in headcount in connection with our restructuring plans, a decrease of $1.3 million in travel and entertainment and training costs also as a result of reductions in headcount, a decrease of $1.1 million in bad debt expense, a decrease of $624,000 in facilities and equipment leases, and a decrease of $157,000 in professional services and other administrative costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 23.2% to $732,000 in the three months ended June 30, 2002 from $953,000 in the three months ended June 30, 2001. The decrease was primarily attributable to the write-off of property and equipment in connection with our restructuring plans.

INTANGIBLES AMORTIZATION. Amortization of intangibles decreased to $980,000 for the three months ended June 30, 2002 from $6.3 million for the three months ended June 30, 2001. For the three months ended June 30, 2002, the amount consisted of amortization for intangible assets deemed to have finite lives pursuant to the provisions of SFAS 142 which was adopted effective January 1, 2002. Such intangible assets consisted of customer lists and developed technology. Intangibles amortization for the three months ended June 30, 2001 consisted of amortization for all intangible assets, including goodwill, assembled workforce and tradenames.

IMPAIRMENT OF INTANGIBLES. We adopted the provisions of SFAS 144 effective January 1, 2002. Given the decline in revenues and our market capitalization, the overall deterioration of market conditions in the enterprise sector, and our forecasted operating results for the foreseeable future, we reviewed our long-lived assets for impairment as of June 30, 2002. Based on this review, we recognized an impairment loss of $8.7 million to reduce the carrying value of our finite lived intangible assets, consisting of customer lists and developed technology.

IMPAIRMENT OF PROPERTY AND EQUIPMENT. We adopted the provisions of SFAS 144 effective January 1, 2002. Given the decline in revenues and our market capitalization, the overall deterioration of market conditions in the enterprise sector, and our forecasted operating results for the foreseeable future we reviewed our long-lived assets for impairment as of June 30, 2002. Based on this review, we recognized an impairment loss of $4.5 million to reduce the carrying value of our property and equipment, consisting of computer equipment, furniture and fixtures, capitalized software and leasehold improvements.

RESTRUCTURING AND OTHER CHARGES. For the three months ended June 30, 2002, we recorded restructuring charges of $3.3 million in connection with our 2002 restructuring plan. Such charges consisted of $1.3 million in severance benefits and other related expenses for a reduction in headcount of 59 employees and $2.0 million in exit costs related to real estate and electronic equipment for the closing of domestic offices. For the three months ended June 30, 2001, we recorded restructuring charges of $2.6 million in connection with our 2001 restructuring plan. Such charges consisted of $1.2 million in severance benefits and other related expenses for a reduction in headcount of 68 employees and $1.4 million in exit costs related to real estate and electronic equipment. Additionally included in the financial statement caption for the three months ended June 30, 2001 is $1.0 million related to the write-off of internal software management tools that no longer suit our business needs.

NONCASH COMPENSATION EXPENSE. During 1999, we granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock, resulting in deferred compensation. During 2000, in connection with our acquisitions of Synet and Global Integrity, we issued options to Synet and Global Integrity optionholders in exchange for their Synet and Global Integrity options, respectively. The unvested portion of the Synet and Global Integrity options resulted in deferred compensation. These transactions result in noncash compensation expense over the period that these specific options vest. During the three months ended June 30, 2002 and 2001, we recorded approximately $38,000 and $108,000, respectively, of noncash compensation expenses related to these options. The decrease in noncash compensation expense is a result of the cancellation of options as a result of reductions in headcount in connection with our restructuring plans.

OTHER INCOME (EXPENSE). Other expense for the three months ended June 30, 2002 primarily consisted of the write-off of approximately $1.5 million of inventory held for resale which was no longer deemed saleable. As the Company is acting as an agent of the supplier in the arrangement for the resale of this inventory and the revenues are recognized on a net basis, such write-off has been classified as other expense. Other income for the three months ended June 30, 2001 primarily consisted of interest income.

Six Months Ended June 30, 2002 and 2001

REVENUES. Substantially all of our revenues are derived from fees for professional services. Revenues decreased 32.9% to $27.0 million in the six months ended June 30, 2002 from $40.2 million in the six months ended June 30, 2001. Revenues from professional services decreased 32.8% to $25.7 million in the six months ended June 30, 2002 from $38.2 million in the six months ended June 30, 2001. This decrease was primarily due to difficult market conditions in the enterprise sector. Reimbursed expenses decreased to $724,000 in the six months ended June 30, 2002 from $1.1 million in the six months ended June 30, 2001. This decrease was primarily attributable to the nature of the customer contracts. Revenues from hardware and software sales decreased 32.5% to $603,000 in the six months ended June 30, 2002 from $893,000 in the six months ended June 30, 2001. This decrease was primarily due to a decrease in client requests for hardware and software in connection with professional services projects. During the six months ended June 30, 2002 and 2001, BellSouth Corporation accounted for 16.7% and 19.1%, respectively, of our revenues, excluding reimbursed expenses. The number of our billable consultants decreased from approximately 429 at June 30, 2001 to approximately 254 at June 30, 2002.

GROSS PROFIT. Gross profit decreased 30.9% to $6.6 million in the six months ended June 30, 2002 from $9.6 million in the six months ended June 30, 2001. As a percentage of revenues, gross profit decreased to 24.6% in the six months ended June 30, 2002 from 23.9% in the six months ended June 30, 2001. Included in gross profit for the six months ended June 30, 2001 is $500,000 for the write-off of software inventory which was no longer deemed to be saleable. Excluding the impact of this write-off, gross margin was 25.1% for the six months ended June 30, 2001. The decrease in gross profit as a percentage of revenues, excluding the impact of the software inventory write-off, is a result of declining revenues in a difficult market environment. Cost of revenues decreased 33.5% to $20.3 million in the six months ended June 30, 2002 from $30.6 million in the six months ended June 30, 2001. This decrease in cost of revenues was due primarily to a decrease in compensation and benefits paid to consultants as a result of reductions in billable headcount in connection with our restructuring plans and the $500,000 write-off of software inventory in 2001.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased 46.4% to $5.0 million in the six months ended June 30, 2002 from $9.3 million in the six months ended June 30, 2001. As a percentage of revenues, sales and marketing expenses decreased to 18.4% in the six months ended June 30, 2002 from 23.1% in the six months ended June 30, 2001. The decrease in absolute dollars was primarily due to an decrease of $3.3 million in compensation and benefits paid due to reductions in headcount in connection with our restructuring plans and a decrease of $563,000 in commissions paid as a result of declining revenues for professional services and the merging of two separate sales forces for US Consulting and Managed Security Services in 2002. The remaining $502,000 decrease in sales and marketing expenses was a result of decreased spending for marketing and selling efforts as part of our cost cutting measures taken in 2002 and a decline in travel costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 45.4% to $12.9 million in the six months ended June 30, 2002 from $23.7 million in the six months ended June 30, 2001. As a percentage of revenues, general and administrative expenses decreased to 47.9% in the six months ended June 30, 2002 from 59.0% in the six months ended June 30, 2001. The decrease in absolute dollars was primarily due to a decrease of $5.1 million in compensation and benefits costs as a result of reductions in headcount in connection with our restructuring plan, a decrease of $2.0 million in travel and entertainment and training costs also as a result of reductions in headcount, a decrease of $1.7 million in bad debt expense, a decrease of $791,000 in facilities and equipment leases, and a decrease of $1.2 million in professional services and other administrative costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 12.4% to $1.5 million in the six months ended June 30, 2002 from $1.7 million in the six months ended June 30, 2001. The decrease was primarily attributable to the writeoff of property and equipment in connection with our restructuring plans.


INTANGIBLES AMORTIZATION. Amortization of intangibles decreased to $2.0 million for the six months ended June 30, 2002 from $12.7 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, the amount consisted of amortization for intangible assets deemed to have finite lives pursuant to the provisions of SFAS 142 which was adopted effective January 1, 2002. Such intangible assets consisted of customer lists and developed technology. Intangibles amortization for the six months ended June 30, 2001 consisted of amortization for all intangible assets, including goodwill, assembled workforce and tradenames.

IMPAIRMENT OF INTANGIBLES. We adopted the provisions of SFAS 144 effective January 1, 2002. Given the decline in revenues and our market capitalization, the overall deterioration of market conditions in the enterprise sector and our forecasted operating results for the foreseeable future, we reviewed our long-lived assets for impairment as of June 30, 2002. Based on this review, we recognized an impairment loss of $8.7 million to reduce the carrying value of our finite lived intangible assets, consisting of customer lists and developed technology.

IMPAIRMENT OF PROPERTY AND EQUIPMENT. We adopted the provisions of SFAS 144 effective January 1, 2002. Given the decline in revenues and our market capitalization, the overall deterioration of market conditions in the enterprise sector, and our forecasted operating results for the foreseeable future, we reviewed our long-lived assets for impairment as of June 30, 2002. Based on this review, we recognized an impairment loss of $4.5 million to reduce the carrying value of our property and equipment, consisting of computer equipment, furniture and fixtures, capitalized software and leasehold improvements.

RESTRUCTURING AND OTHER CHARGES. For the six months ended June 30, 2002, we recorded restructuring charges of $4.2 million in connection with our 2002 restructuring plan. Such charges consisted of $2.1 million in severance benefits and other related expenses for a reduction in headcount of 106 employees and $2.3 million in exit costs related to real estate and electronic equipment for the closing of domestic offices. These charges were offset by $150,000 received for equipment written off to restructuring charges in 2001 in connection with the outsourcing of the our monitoring services provided as part of the Managed Security Services division. For the six months ended June 30, 2001, we recorded restructuring charges of $3.3 million in connection with our 2001 restructuring plan. Such charges consisted of $1.9 million in severance benefits and other related expenses for a reduction in headcount of 138 employees and $1.4 million in exit costs related to real estate and electronic equipment. Additionally included in the financial statement caption for the three months ended June 30, 2001 is $1.0 million related to the write-off of internal software management tools that no longer suit our business needs.

LOSS ON LONG-TERM INVESTMENT IN RELATED PARTY. On March 22, 2001, Paradigm4, Inc. filed for federal bankruptcy protection. This action created significant uncertainty regarding our investment in Paradigm4. As a result, we recognized a loss on our $1.0 million investment in Paradigm4 for the six months ended June 30, 2001.

NONCASH COMPENSATION EXPENSE. During 1999, we granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock, resulting in deferred compensation. During 2000, in connection with our acquisitions of Synet and Global Integrity, we issued options to Synet and Global Integrity optionholders in exchange for their Synet and Global Integrity options, respectively. The unvested portion of the Synet and Global Integrity options resulted in deferred compensation. These transactions result in noncash compensation expense over the period that these specific options vest. During the six months ended June 30, 2002 and 2001, we recorded approximately $73,000 and $218,000, respectively, of noncash compensation expenses related to these options. The decrease in noncash compensation expense is a result of the cancellation of options as a result of reductions in headcount in connection with our restructuring plans.

OTHER INCOME (EXPENSE). Other expense for the six months ended June 30, 2002 primarily consisted of the write-off of approximately $1.5 million of inventory held for resale which was no longer deemed saleable. As the Company is acting as an agent of the supplier in the arrangement for the resale of this inventory and the revenues are recognized on a net basis, such write-off has been classified as other expense. Other income for the six months ended June 30, 2001 primarily consisted of interest income.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Upon adoption of SFAS 142, we recorded a noncash charge of $23.3 million to reduce the carrying value of our goodwill and other indefinite lived intangible assets, primarily consisting of acquired tradenames.

LIQUIDITY AND CAPITAL RESOURCES. Since inception, we have financed our operations through borrowings under short-term credit facilities, the sale of equity securities and cash flows from operations. As of June 30, 2002, we had approximately $23.3 million in cash and cash equivalents and $1.3 million in restricted cash pursuant to certain operating lease agreements.

Net cash used in operating activities increased to $18.3 million for the six months ended June 30, 2002 from $17.4 million for the six months ended June 30, 2001. We experienced a decrease in accounts payable and accrued expenses and other current liabilities of approximately $5.2 million. Such decrease included approximately $2.4 million paid for the purchase of software inventory for resale, approximately $982,000 for the payment of retention bonuses to former employees of Global Integrity prior to the acquisition who met their one year anniversary to qualify, and approximately $625,000 in lease termination fees for office space restructured in 2001. We also experienced an increase in restricted cash of $559,000 related to a new equipment operating lease entered into in the first quarter of 2002. These net outflows of cash were offset by net inflows of cash as a result of decreases in accounts receivable and unbilled receivables of approximately $1.1 million. The decrease in accounts receivable was primarily attributable to increased collection efforts and declining revenues due to difficult market conditions.

Net cash used in investing activities was $790,000 and $5.3 million, respectively, for the six months ended June 30, 2002 and 2001. Capital expenditures were $810,000 for the six months ended June 30, 2002 and primarily consisted of computer equipment and leasehold improvements. Capital expenditures were $5.1 million for the six months ended June 30, 2001 and consisted of computer equipment, office furniture, capitalized software and leasehold improvements in connection with the investment in our infrastructure.

Net cash provided by financing activities was $903,000 and $1.7 million, respectively, for the six months ended June 30, 2002 and 2001. Cash provided by financing activities primarily resulted from the receipt of proceeds from the exercise of options and the sale of common stock in connection with our Employee Stock Purchase Plan.

We have a demand loan facility, secured by a lien on all of our assets, under which we may borrow up to the lesser of $5.0 million or 80.0% of our accounts receivable. At June 30, 2002 the amount available under the facility was $5.0 million. Amounts outstanding under the facility bear interest at the lender's base rate which was 4.75% as of June 30, 2002.
Based on our current revenue projections, we believe that we will continue to be cash flow negative for at least the next twelve months. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards
No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company adopted the provisions of SFAS 142 effective January 1, 2002. As required by the transitional provisions of SFAS 142, the Company evaluated goodwill and intangible assets with indefinite lives for impairment as of January 1, 2002. This evaluation was completed during the quarter ended June 30, 2002. As a result of this transitional testing, the Company recorded a noncash impairment charge of $23,307,626 to reduce the carrying value of its goodwill and other indefinite lived intangible assets. Such charge is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations for the six months ended June 30, 2002.

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company believes the adoption of SFAS 143 will not have a material impact on its financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). This statement supersedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The Company adopted the provisions of SFAS 144 effective January 1, 2002. Given the decline in revenues and market capitalization of the Company and the overall deterioration of market conditions in the enterprise sector, the Company reviewed its long-lived assets for impairment as of June 30, 2002. Based on this review, the Company recognized an impairment loss to reduce the carrying value of its finite lived intangible assets and property and equipment of $8,743,545 and $4,510,193, respectively. Such charges are reflected in the accompanying consolidated statements of operations for the three and six months ended June 30, 2002.

On November 14-15, 2001, the Emerging Issues Task Force (EITF) of the FASB concluded that reimbursements received for "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the income statement. This accounting treatment should be applied in financial reporting periods (years) beginning as early as the March 2002 quarter. Upon application of the pronouncement, comparative financial statements for prior periods must also be reclassified in order to ensure consistency among all periods presented. The Company adopted this pronouncement effective January 1, 2002 and has separately disclosed the impact of adoption in the consolidated statements of operations.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on an extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The Company is currently assessing, but has not yet determined the effect, if any, of SFAS 145.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently assessing, but has not yet determined the effect, if any, of SFAS 146.

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

Because most of our revenues are generated from a small number of clients, our revenues are difficult to predict and the loss of one client could significantly reduce our revenues

         During the six months ended June 30, 2002, BellSouth Corporation accounted for approximately 16.7% of our revenues. Our five largest clients accounted for approximately 44.9% of our revenues for the six months ended June 30, 2002. For the year ended December 31, 2001, our five largest clients accounted for approximately 40.6% of our revenues. If one of our major clients discontinues or significantly reduces the use of our services, we may not generate sufficient revenues to offset this loss of revenues and our net loss will increase. In addition, the non-payment or late payment of amounts due from a major client could adversely affect us. As of June 30, 2002, the accounts receivable from BellSouth was approximately $1.2 million, which related to work performed in April through June 2002.

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

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects

         We derive a substantial portion of our revenues from fixed-price projects. For the six months ended June 30, 2002 and the year ended December 31, 2001, fixed-price projects accounted for 40.4% and 48.2% of our revenue, respectively. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed the price, which could result in a loss on the project and a increase in net loss. We recognize revenues from fixed-price projects based on our estimate of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on a fixed-price project may not accurately reflect the final results of the project and we would be required to record an expense for these periods equal to the amount by which our revenues were previously overstated.

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

                    Risks Related to Our Strategy and Market

We may have difficulty managing our expanding operations, which may harm our business

         A key part of our strategy is to grow our business; however, our rapid growth has placed a significant strain on our managerial and operational resources. From January 1, 1999 to December 31, 2000, our headcount increased from approximately 138 to approximately 691 employees. Since such time, as a result of market conditions and other factors, we have decreased our headcount to 342 employees as of June 30, 2002. As a result of this reduction, the remaining employees have been charged with additional responsibilities. To manage our growth, we must continue to improve our financial and management controls, reporting systems and procedures, and expand and train our work force. We may not be able to do so successfully.

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

Our management team has experienced significant turnover which could interrupt our business and adversely affect our growth

         Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. Neeraj (Berry) Sethi was appointed our acting Chief Financial Officer in May 2002. In addition, in connection with our recent reductions in staff, many members of our senior management team have either departed, or been redeployed and given new responsibilities. If the restructuring of our senior management team does not lead to the results we expect, our ability to effectively deliver our services, manage our company and carry out our business plan may be impaired.

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

Our common stock could be delisted from the Nasdaq National Market

         Our common stock trades on the Nasdaq National Market, which specifies certain requirements for continued listing of common stock. One of the requirements is that the minimum closing bid price per share of our common stock not be less than $1.00 for a period of 30 consecutive trading days. On July 25, 2002, we received notice from Nasdaq that for the prior 30 consecutive trading days the minimum closing bid price per share of our common stock was less than $1.00 and, in the event we do not regain compliance by October 23, 2002, Nasdaq will delist our common stock from the Nasdaq National Market.

         There can be no assurance that we will satisfy the requirements for continued listing on the Nasdaq National Market. If we do not satisfy these requirements, our common stock will be delisted. If our common stock is delisted, we may be unable to have our common stock listed or quoted on any other organized market. Even if our common stock is quoted or listed on another organized market, an active trading market may not develop.

         Delisting from the Nasdaq National Market would likely make it more difficult for us to raise capital in the future. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. Delisting could have an adverse effect on the trading price of our common stock, regardless of our actual operating performance. Delisting could also adversely affect our relationships with vendors and customers, and may subject our common stock to the "penny stock rules" contained in Section 15(g) of the Securities Exchange Act of 1934.


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

         On November 13, 2001, a securities class action complaint was filed in the United States District Court for the Southern District of New York against Predictive, four investment banks that underwrote the Company's initial public offering, and three of the Company's former officers and directors. This action has been coordinated with over three hundred virtually identical actions against other companies and the investment banks that underwrote their initial public offerings. The complaint filed against Predictive generally alleged that the underwriters obtained excessive and undisclosed commissions from customers who received allocations of shares in the Company's initial and secondary public offerings and that the underwriters maintained artificially inflated prices in the after market through "tie-in" arrangements, which required customers to buy additional shares of the Company's stock at pre-determined prices in excess of the offering prices. The complaint further alleged that the Company and certain of its officers and directors violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 because the Company's registration statement did not disclose the underwriters' purported misconduct. On April 20, 2002, the plaintiffs amended their complaint, abandoning the Section 12(a)(2) claim, but alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and of Rule 10b-5 promulgated thereunder. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased the Company's stock pursuant to the registration statements. The Company believes that the allegations against it are without merit and intends to defend the case vigorously.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.


ITEM 5. OTHER INFORMATION

NONE.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a) The following exhibits are filed as part of this report:

10.1 Consulting Agreement, dated June 27, 2002, by and between the Registrant and Meyer Capital Partners LLC.

99.1 Certification under Section 906 of the Sarbanes-Oxley Act.

(b) The Company filed two reports on Form 8-K during the three months ended June 30, 2002 and one report filed after June 30, 2002 through the date hereof. Information regarding the items reported on is as follows:

May 13, 2002. The Company announced that Rod Dorsey, its Chief Financial Officer, had resigned and that Neeraj Sethi had joined the Company as acting Chief Financial Officer.

May 30, 2002. The Company announced that it had dismissed Arthur Andersen LLP as its principal accountants and that Deloitte & Touche LLP was retained as the Company's principal accountants.

July 23, 2002. The Company announced that Braden Kelly had resigned from its Board of Directors.

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PREDICTIVE SYSTEMS, INC.
                                  (Registrant)



Date:    August 14, 2002           /s/ ANDREW ZIMMERMAN
--------------------------------------------------------------------------------
     Name: Andrew Zimmerman



Title: Chief Executive Officer
                                  (principal executive officer)

Date:    August 14, 2002          /s/ NEERAJ SETHI
--------------------------------------------------------------------------------
Name: Neeraj Sethi
Title: Acting Chief Financial Officer
(principal accounting and financial officer)