Form 10-Q
period 2002-09-30
PREDICTIVE SYSTEMS INC
filed 2002-11-14
CIK 727489

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
            PERIOD ENDING SEPTEMBER 30, 2002.

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

Yes [X] No [ ]

As of November 1, 2002, there were 37,611,107 shares of the registrant's common stock, $.001 par value per share, outstanding.

                                      INDEX

                            PREDICTIVE SYSTEMS, INC.


                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of September 30, 2002
                  (unaudited)and December 31, 2001 .........................      1

                  Consolidated Statements of Operations for the three and
                  nine months ended September 30, 2002 (unaudited) and 2001
                  (unaudited)...............................................      2

                  Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 2002 (unaudited) and 2001
                  (unaudited)...............................................      3

                  Notes to Consolidated Financial Statements (unaudited) ...      4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS .....................     13

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK ....................................................     27

         ITEM 4.  CONTROLS AND PROCEDURES...................................     27


PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS ........................................     28

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ................     28

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..........................     28

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......     28

         ITEM 5.  OTHER INFORMATION ........................................     28

         ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K ..........................     28

         ITEM 7.  SIGNATURES ...............................................     30

                            PREDICTIVE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                              September 30, 2002  December 31, 2001
                                                                                              ------------------  -----------------
                                                                                                   (unaudited)
                                                            ASSETS
Current assets
        Cash and cash equivalents                                                                 $  17,501,736    $  41,277,867
        Restricted cash                                                                               1,036,869             --
        Accounts receivable - net of allowance for
             doubtful accounts of $2,084,218 and $2,606,361, respectively                             8,076,534       10,124,399
        Related party receivables                                                                     1,424,715        1,052,540
        Unbilled revenues                                                                             2,523,457        1,319,044
        Inventory held for resale                                                                          --          2,205,986
        Work in process - hardware and software                                                         321,484             --
        Receivables from employees and stockholders                                                      18,378           61,526
        Refundable income taxes                                                                         403,024          375,982
        Prepaid expenses and other current assets                                                     1,389,909        2,180,531
                                                                                                  -------------    -------------

             Total current assets                                                                    32,696,106       58,597,875

Property and equipment - net of accumulated
        depreciation and amortization of $956,744 and $4,587,357, respectively                          613,913        6,323,100
Intangible assets - net of accumulated amortization of $2,032,293 and $25,171,316, respectively       2,231,251       36,242,922
Restricted cash                                                                                       1,346,459          782,292
Other assets                                                                                            455,717          547,103
                                                                                                  -------------    -------------

                       Total assets                                                               $  37,343,446    $ 102,493,292
                                                                                                  =============    =============
                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Accounts payable                                                                          $   1,688,383    $   5,451,745
        Accrued expenses and other current liabilities                                                7,412,326       11,469,090
        Current portion of capital lease obligations                                                     60,326           81,714
        Deferred revenue                                                                                660,571          333,527
                                                                                                  -------------    -------------
             Total current liabilities                                                                9,821,606       17,336,076
                                                                                                  -------------    -------------
Noncurrent liabilities
        Capital lease obligations                                                                         5,428           52,134
        Deferred rent                                                                                   235,563          165,251
        Other long-term liabilities                                                                       3,000            3,000
                                                                                                  -------------    -------------
             Total noncurrent liabilities                                                               243,991          220,385
                                                                                                  -------------    -------------
             Total liabilities                                                                       10,065,597       17,556,461
                                                                                                  -------------    -------------

Commitments and contingencies

Stockholders' equity
        Common stock, $.001 par value, 200,000,000 shares authorized,
             37,606,356 and 36,360,491 shares issued and outstanding, respectively                       37,606           36,361
        Additional paid-in capital                                                                  230,350,194      229,408,586
        Deferred compensation                                                                           (35,362)        (182,581)
        Accumulated deficit                                                                        (203,375,029)    (144,390,718)
        Accumulated other comprehensive income                                                          300,440           65,183
                                                                                                  -------------    -------------
             Total stockholders' equity                                                              27,277,849       84,936,831
                                                                                                  -------------    -------------
                       Total liabilities and stockholders' equity                                 $  37,343,446    $ 102,493,292
                                                                                                  =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                            PREDICTIVE SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended September 30,  Nine Months Ended September 30,
                                                       --------------------------------  -------------------------------
                                                            2002             2001             2002             2001
                                                       --------------    --------------  --------------    -------------

Revenues:
        Professional services                           $  10,339,260    $  14,350,936    $  36,001,201    $  52,550,151
        Reimbursed expenses                                   290,117          405,108        1,013,844        1,535,790
        Hardware and software sales                         1,894,049          677,389        2,496,835        1,570,300
                                                        -------------    -------------    -------------    -------------
             Total revenues                                12,523,426       15,433,433       39,511,880       55,656,241
                                                        -------------    -------------    -------------    -------------
Costs of revenues (excluding noncash compensation
  expense of $12,621, $33,942, $48,466
  and $135,231, respectively):
        Professional services                               6,907,090       11,780,052       25,973,027       40,082,074
        Reimbursed expenses                                   290,117          405,108        1,013,844        1,535,790
        Hardware and software                               1,746,304          617,682        2,303,191        1,796,541
                                                        -------------    -------------    -------------    -------------
             Total cost of revenues                         8,943,511       12,802,842       29,290,062       43,414,405
                                                        -------------    -------------    -------------    -------------
             Gross profit                                   3,579,915        2,630,591       10,221,818       12,241,836
                                                        -------------    -------------    -------------    -------------

Sales and marketing (excluding noncash compensation
  expense of $9,571, $31,002, $21,029
  and $100,625, respectively)                               1,745,167        3,632,208        6,719,364       12,920,849
General and administrative (excluding noncash
  compensation expense of $6,903, $17,743, $32,773
  and $65,067, respectively)                                4,590,112       10,331,911       17,529,880       34,048,014
Depreciation and amortization                                 103,537          582,951        1,610,322        2,302,730
Intangibles amortization                                         --          6,424,362        1,960,500       19,099,253
Loss on equipment                                                --            443,498             --            443,498
Impairment of intangibles                                        --         60,485,448        8,743,545       60,485,448
Impairment of property and equipment                             --               --          4,510,193             --
Restructuring and other charges                                82,740        4,571,028        4,319,344        8,875,793
Loss on long-term investments in related parties                 --          1,000,000             --          2,000,000
Noncash compensation expense                                   29,095           82,687          102,268          300,923
                                                        -------------    -------------    -------------    -------------
             Total operating expenses                       6,550,651       87,554,093       45,495,416      140,476,508
                                                        -------------    -------------    -------------    -------------
             Operating loss                                (2,970,736)     (84,923,502)     (35,273,598)    (128,234,672)

Other income (expense):
        Interest income, net                                   73,650          570,725          316,287        2,302,408
        Other income (expense), net                           820,690          104,387         (719,374)          50,603
                                                        -------------    -------------    -------------    -------------

Loss before cumulative effect of change in
  accounting principle                                     (2,076,396)     (84,248,390)     (35,676,685)    (125,881,661)
Cumulative effect of change in accounting principle              --               --        (23,307,626)            --
                                                        -------------    -------------    -------------    -------------
Net loss                                                $  (2,076,396)   $ (84,248,390)   $ (58,984,311)   $(125,881,661)
                                                        =============    =============    =============    =============

Basic and diluted loss per common share before
  cumulative effect of change in accounting principle   $       (0.06)   $       (2.33)   $       (0.96)   $       (3.51)
Cumulative effect of change in accounting principle              --               --              (0.63)            --
                                                        -------------    -------------    -------------    -------------
Basic and diluted net loss per common share             $       (0.06)   $       (2.33)   $       (1.59)   $       (3.51)
                                                        =============    =============    =============    =============

Basic and diluted weighted average common
  shares outstanding                                       37,368,262       36,206,110       37,231,815       35,857,087
                                                        =============    =============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                            PREDICTIVE SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    ------------------------------
                                                                                                    Nine Months Ended September 30,
                                                                                                    ------------------------------
                                                                                                        2002             2001
                                                                                                    -------------    -------------
Cash flows from operating activities:
           Net loss                                                                                 $ (58,984,311)   $(125,881,661)
Adjustments to reconcile net loss to
      net cash used in operating activities:
           Noncash compensation expense                                                                   102,268          300,923
           Depreciation and amortization                                                                3,570,822       21,401,983
           Loss on equipment                                                                                 --            443,498
           Impairment of intangibles                                                                    8,743,545       60,485,448
           Impairment of property and equipment                                                         4,510,193             --
           Cumulative effect of change in accounting principle                                         23,307,626             --
           Bad debt expense                                                                                10,257        4,269,283
           Loss on long-term investments in related parties                                                  --          2,000,000
           Write-off of inventory held for resale                                                       1,740,236          500,000
           Write-off of receivables from employees                                                           --             27,237
           Noncash component of restructuring and other charges                                           497,319        4,650,410
           (Increase) decrease in-
                Restricted cash                                                                        (1,601,036)      (1,886,599)
                Accounts receivable                                                                     1,665,433        5,891,469
                Unbilled revenues                                                                      (1,204,414)       1,279,003
                Inventory held for resale                                                                 465,750       (3,125,475)
                Work in process - hardware and software                                                  (321,484)            --
                Refundable income taxes                                                                   (27,042)        (342,198)
                Prepaid expenses and other current assets                                                 790,623         (739,437)
                Other assets                                                                               91,387         (426,736)
           (Decrease) increase in-
                Accounts payable                                                                       (3,763,363)       3,051,931
                Accrued expenses and other current liabilities                                         (4,056,761)      (2,610,113)
                Deferred revenue                                                                          327,044         (723,234)
                Deferred rent and other long-term liabilities                                              70,312         (511,569)
                                                                                                    -------------    -------------
                      Net cash used in operating activities                                           (24,065,596)     (31,945,837)
                                                                                                    -------------    -------------
Cash flows from investing activities:
           Purchase of marketable securities, net                                                            (505)         (52,106)
           Repayments from employee loans, net                                                             33,396           54,259
           Adjustments to purchase price of fiscal 2000 acquisitions                                         --         (1,910,164)
           Purchase of property and equipment, net                                                       (908,647)      (7,154,541)
                                                                                                    -------------    -------------
                      Net cash used in investing activities                                              (875,756)      (9,062,552)
                                                                                                    -------------    -------------

Cash flows from financing activities:
           Proceeds from sale of common stock to officer                                                   50,000             --
           Principal payments on capital leases                                                           (68,095)        (134,945)
           Proceeds from issuance of common stock in connection with Employee Stock Purchase Plan          57,513          204,312
           Proceeds from exercise of stock options                                                        890,041        1,844,258
                                                                                                    -------------    -------------
                      Net cash provided by financing activities                                           929,459        1,913,625
                                                                                                    -------------    -------------
           Effects of exchange rates                                                                      235,762          137,328
                                                                                                    -------------    -------------
Net decrease in cash                                                                                  (23,776,131)     (38,957,436)
Cash and cash equivalents  - beginning of period                                                       41,277,867       80,058,791
                                                                                                    -------------    -------------

Cash and cash equivalents  - end of period                                                          $  17,501,736    $  41,101,355
                                                                                                    =============    =============

      Supplemental disclosures of cash flow information:
           Cash paid during the year for:
                      Interest                                                                      $      29,030    $      44,830
                                                                                                    =============    =============
                      Taxes                                                                         $     152,282    $     523,610
                                                                                                    =============    =============

      Supplemental disclosures of noncash investing and financing activities:
           Noncash adjustment to purchase price of fiscal 2000 acquisitions                         $        --      $   2,196,521
                                                                                                    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) BASIS OF PRESENTATION

Interim Financial Statements

The consolidated financial statements and accompanying financial information as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which Predictive Systems, Inc. (the "Company" or "Predictive") considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2001 contained in its Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.


Recently Issued Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company adopted the provisions of SFAS 142 effective January 1, 2002. As required by the transitional provisions of SFAS 142, the Company evaluated goodwill and intangible assets with indefinite lives for impairment as of January 1, 2002. This evaluation was completed during the second quarter of 2002. As a result of this transitional testing, the Company recorded a noncash impairment charge of $23,307,626 to reduce the carrying value of its goodwill and other indefinite lived intangible assets. Such charge is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations for the nine months ended September 30, 2002.

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

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). This statement supersedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The Company adopted the provisions of SFAS 144 effective January 1, 2002. Given the decline in revenues and market capitalization of the Company and the overall deterioration of market conditions in the enterprise sector, the Company reviewed its long-lived assets for impairment during the second quarter of 2002. Based on this review, the Company recognized an impairment charge to reduce the carrying value of its finite lived intangible assets and property and equipment of $8,743,545 and $4,510,193, respectively. Such charges are reflected in the accompanying consolidated statements of operations for the nine months ended September 30, 2002.

In November 2001, the Emerging Issues Task Force (EITF) of the FASB concluded that reimbursements received for "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the income statement. This accounting treatment should be applied in financial reporting periods (years) beginning as early as the first quarter of 2002. Upon application of the pronouncement, comparative financial statements for prior periods must also be reclassified in order to ensure consistency among all periods presented. The Company adopted this pronouncement effective January 1, 2002 and has separately disclosed the impact of adoption in the consolidated statements of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). This statement eliminates the automatic classification of gain or loss on an extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The Company is currently assessing, but has not yet determined the effect, if any, of SFAS 145 on its financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 will supersede EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently assessing, but has not yet determined the effect, if any, of SFAS 146 on its financial position or results of operations.

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

The conversion of 11,809,524 and 14,145,705 outstanding options as of September 30, 2002 and 2001, respectively, were not considered in the calculation of diluted net loss per common share for the respective three and nine month period ended September 30, 2002 and 2001 as the effect would be anti-dilutive.

(3) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 are as follows:


                                                               Three Months Ended                       Nine Months Ended
                                                                  September 30,                           September 30,
                                                         ----------------------------            ----------------------------
                                                              2002           2001                     2002            2001
                                                         -------------   ------------            ------------   -------------
                                                                  (unaudited)                              (unaudited)
Net loss                                                 $ (2,076,396)   $(84,248,390)           $(58,984,311)  $(125,881,661)
 Unrealized gain (loss) on
    investments                                                 1,653           3,931                    (505)         18,773
 Foreign currency translation
   adjustment                                                   9,582         320,445                 235,762         137,328
                                                         -------------   ------------            ------------   -------------
Comprehensive loss                                       $ (2,065,161)   $(83,924,014)           $(58,749,054)  $(125,725,560)
                                                         =============   ============            ============   =============


(4) RESTRICTED CASH

In August 2002, the Company was required under the terms of a customer contract to provide a letter of credit for the value of services to be performed. The credit facility agreement used to provide this financial guarantee places restrictions on the Company's cash and cash equivalents until the services are rendered to the customer. The services are expected to be fully rendered by the end of the fourth quarter of 2002. Restricted cash of $1,036,869 as of September 30, 2002 was pledged as collateral under this agreement and has been reflected on the balance sheet as a current asset.


(5) BUSINESS CONCENTRATIONS AND CREDIT RISK

For the three months ended September 30, 2002 and 2001, approximately 14% and 17%, respectively, of revenues before reimbursed expenses were from one customer who is a related party (Note 8). Two other customers accounted for approximately 32% of revenues before reimbursed expenses for the three months ended September 30, 2002, whereas one customer accounted for approximately 13% of revenues before reimbursed expenses for the three months ended September 30, 2001.

For the nine months ended September 30, 2002 and 2001, approximately 16% and 19%, respectively, of revenues before reimbursed expenses were from one customer who is a related party (Note 8). One other customer accounted for approximately 14% of revenues before reimbursed expenses for the nine months ended September 30, 2002. There were no other customers that accounted for more than 10% of revenues before reimbursed expenses for the nine months ended September 30, 2001.

(6) GOODWILL AND INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 141 also requires that the fair value of an assembled workforce acquired be included in the amount initially recorded as goodwill. The Company reclassified into goodwill $2,947,748 initially recorded as other intangible assets related to the value of the assembled workforce of Synet Service Corporation ("Synet") and Global Integrity Corporation ("Global Integrity") as required by this statement. SFAS No. 142 requires that upon adoption, amortization of goodwill and indefinite lived intangibles cease, and instead, the carrying value of goodwill be evaluated for impairment on at least an annual basis.

The Company adopted this standard effective January 1, 2002. The Company evaluated goodwill and its tradename intangible asset for impairment during the second quarter of 2002 and determined that an impairment of $23,307,626 existed at January 1, 2002. Accordingly, the Company restated the results for the three months ended March 31, 2002 to reflect the adoption of SFAS 142 as follows:


                                                    Three Months Ended
                                                        March 31,
                                                    ------------------
                                                           2002
                                                      -------------

Originally reported net loss                         $  (8,252,271)
Cumulative effect of change in
   accounting principle                                (23,307,626)

                                                      -------------
Net loss as restated                                 $ (31,559,897)
                                                      =============

Originally reported basic and diluted net loss
   per common share                                  $       (0.22)
Cumulative effect of change in
   accounting principle                                      (0.63)
                                                     -------------
Basic and diluted net loss
    per common share as restated                     $       (0.85)
                                                     =============


The Company's reporting units utilized for evaluating the recoverability of goodwill are the same as its operating segments.

The following table reports the amounts that loss and loss per basic and diluted common share before the cumulative effect of change in accounting principle would have been in all periods presented, exclusive of the amortization of goodwill and indefinite lived intangibles recognized in those periods.



                                                  Three Months Ended                Nine Months Ended
                                                    September 30,                     September 30,
                                            -----------------------------    ---------------------------------
                                                 2002            2001             2002              2001
                                            -------------    ------------    --------------    ---------------
Reported loss before cumulative effect
 of change in accounting principle          $  (2,076,396)   $(84,248,390)   $  (35,676,685)   $  (125,881,661)
Add: Goodwill amortization                           --         5,055,276              --           14,991,922
Add: Assembled workforce amortization                --           388,836              --            1,166,646
Add: Tradename amortization                          --           126,500              --              379,500
                                            -------------    ------------    --------------    ---------------
Adjusted loss before cumulative effect
  of change in accounting principle         $  (2,076,396)   $(78,677,778)   $  (35,676,685)   $  (109,343,593)
                                            =============    ============    ==============    ===============


Reported basic and diluted loss per
   common share before cumulative effect
   of change in accounting principle        $       (0.06)   $      (2.33)   $        (0.96)   $         (3.51)
Add:  Goodwill amortization                          --              0.14              --                 0.42
Add:  Assembled workforce amortization               --              0.01              --                 0.03
Add:  Tradenames amortization                        --              --                --                 0.01
                                            -------------    ------------    --------------    ---------------
Adjusted basic and diluted loss per
    common share before cumulative effect
    of change in accounting principle       $       (0.06)   $      (2.18)   $        (0.96)   $         (3.05)
                                            =============    ============    ==============    ===============


Changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by operating segment, are as follows:

                                                               US       Managed Security  International
                                                           Consulting       Services       Consulting
                                                          ------------    ------------    ------------
Balance as of January 1, 2002                             $ 14,071,908    $  7,485,804    $  2,231,251
    Cumulative effect of change in accounting principle    (14,071,908)     (7,485,804)           --
                                                          ------------    ------------    ------------
Balance as of September 30, 2002                          $       --      $       --      $  2,231,251
                                                          ============    ============    ============

As of September 30, 2002 and December 31, 2001, the Company's intangible assets and related accumulated amortization consisted of the following:

                                     As of September 30, 2002                   As of December 31, 2001
                             ---------------------------------------   ---------------------------------------
                                Gross                                     Gross
                              Carrying    Accumulated                   Carrying    Accumulated
                               Value      Amortization       Net          Value     Amortization       Net
                             -----------  ------------   -----------   -----------  ------------   -----------

Amortized intangible assets
     Customer list             $       --   $       --   $        --   $ 4,500,000   $ 1,629,168   $ 2,870,832
     Developed technology              --           --            --     9,575,000     1,994,789     7,580,211
     Assembled workforce               --           --            --     4,666,000     1,718,252     2,947,748
                               ----------   ----------   -----------   -----------   -----------   -----------
     Total                             --           --            --    18,741,000     5,342,209    13,398,791
                               ----------   ----------   -----------   -----------   -----------   -----------

Indefinite lived intangible assets

     Tradenames                        --           --            --     2,530,000       527,084     2,002,916
                               ----------   ----------   -----------   -----------   -----------   -----------
     Total                             --           --            --     2,530,000       527,084     2,002,916
                               ----------   ----------   -----------   -----------   -----------   -----------
Total                          $       --   $       --   $        --   $21,271,000   $ 5,869,293   $15,401,707
                               ==========   ==========   ===========   ===========   ===========   ===========

The aggregate amortization expense for other intangible assets was approximately $1,369,086 during the three months ended September 30, 2001 and $1,960,500 and $4,107,331 during the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, the Company had no intangible assets subject to amortization.

(7) IMPAIRMENT OF LONG-LIVED ASSETS

As a result of the Company's operating performance for the six months ended June 30, 2002, the corresponding decline in its market capitalization, the general economic environment, and its forecasted operating results for the foreseeable future, the Company evaluated the carrying value of the long lived assets of its US Consulting and Managed Security Services reporting units for impairment in accordance with the provisions of SFAS 144 as of June 30, 2002. An impairment loss under SFAS 144 is recognized if the carrying amount of a long-lived asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. An impairment is measured as the amount by which the carrying amount of a long-lived asset group exceeds its fair value. Given the projected operating performance over the remaining useful lives of the definite lived intangible assets and other long-lived assets for the US Consulting and Managed Security Services reporting units, it was determined that the carrying value of these assets were not recoverable as of the end of the second quarter of 2002. As a result of these determinations, the Company recorded a charge in June 2002 for the impairment of intangibles and the impairment of property and equipment of $8,743,545 and $4,510,193, respectively. The fair value of the asset groups was determined based on the discounted cash flows expected to be generated from such asset groups over the estimated remaining useful life of the principle asset in each group. There were no events or changes in circumstances that caused the Company to review for impairment its long-lived assets during the three months ended September 30, 2002.

The following is a summary of the impairment charges for the nine months ended September 30, 2002:

                                                        Managed
                                                       Security
                                        US Consulting  Services      Total
                                        ------------------------------------
Impairment of intangibles:
             Customer lists             $1,254,585   $  866,249   $2,120,834
             Developed technology        2,185,495    4,437,216    6,622,711
                                        ------------------------------------
                                        $3,440,080   $5,303,465   $8,743,545
                                        ====================================

Impairment of property and equipment:
             Computer equipment         $1,587,881   $  285,779   $1,873,660
             Office furniture              268,624         --        268,624
             Capitalized software        2,217,879         --      2,217,879
             Leasehold improvements        150,030         --        150,030
                                        ------------------------------------
                                        $4,224,414   $  285,779   $4,510,193
                                        ====================================


There were no impairment charges recognized during the three months ended September 30, 2002.

(8) RELATED PARTIES

In June 2002 the Company entered into a consulting agreement with Meyer Capital Partners LLC to assist management of the Company in the analysis, valuation and screening process of potential merger and/or acquisition opportunities. A director of the Company is the managing member of Meyer Capital Partners LLC. For the three and nine months ended September 30, 2002, the Company recognized expense of $30,000 for such services. As of September 30, 2002, the amounts due to Meyer Capital Partners LLC was $10,000. Such amount is included in accrued expenses and other current liabilities.

The Company provides network consulting services to Cisco Systems, Inc. ("Cisco") pursuant to a consulting services agreement. This agreement provides that if the Company gives more favorable rates to another client it will inform Cisco and Cisco will have the right to terminate this agreement. One of the Company's directors is also an officer of Cisco. For the three and nine months ended September 30, 2002 and 2001, the Company recognized revenues of approximately $0, $28,000, $87,000 and $691,000, respectively, from services performed for Cisco. As of September 30, 2002, amounts due from Cisco were $447. Such amount is included in related party receivables. There were no amounts due from Cisco as of December 31, 2001.

The Company provides network consulting services to BellSouth Corporation ("BellSouth") pursuant to a consulting services agreement. One of the Company's directors is also an officer of BellSouth. For the three and nine months ended September 30, 2002 and 2001, the Company recognized revenues of approximately $1,700,000, $6,100,000, $2,600,000 and $10,100,000, respectively, from services performed for BellSouth. As of September 30, 2002 and December 31, 2001, amounts due from BellSouth were $1,269,121 and $994,322, respectively. Such amounts are included in related party receivables.

The Company provided network consulting services to Riversoft PLC pursuant to a consulting services agreement. Additionally, the Company purchased approximately $500,000 of software inventory from Riversoft in 2001. Two of the Company's directors served on Riversoft PLC's Board of Directors, one of which served until December 19, 2001. One of the directors is also a general partner for a venture capital firm, which owned approximately 10% of Riversoft PLC. In 2002, Riversoft PLC was sold in an all cash transaction. For the nine months ended September 30, 2001, the Company recognized revenues of approximately $70,000 from services performed for Riversoft PLC. No revenues were recognized for the three and nine months ended September 30, 2002 or the three months ended September 30, 2001. As of December 31, 2001, amounts due from Riversoft PLC were $50,343. Such amount is included in related party receivables.

The Company and Science Application International Corporation ("SAIC") provide network and security consulting services to each other pursuant to existing agreements. For the three and nine months ended September 30, 2002 and 2001, revenues from SAIC were approximately $19,000, $151,000, $49,000 and $177,000, respectively, and the Company purchased approximately $0, $4,000, $29,000 and $105,000, respectively, in consulting services from SAIC. Additionally, SAIC provided the Company with various services relating to alarm, telecommunications and IT support functions and the Company rented certain of its office space from SAIC. For the three and nine months ended September 30, 2002 and 2001, the Company paid approximately $583,000, $1,124,000, $198,000 and $740,000, respectively, for such services and the rental of office space including the buyout of the real estate lease in August 2002. Of the amounts paid for the nine months ended September 30, 2002, approximately $136,000 was expensed. There were no amounts expensed for the three months ended September 30, 2002. The remaining amounts paid were accrued in the prior year in connection with our acquisition plan. In addition, the Company and SAIC license certain of their respective intellectual property to the other. The Company believes that these transactions are on terms that are no less favorable than those that could be obtained from unaffiliated third parties. As of September 30, 2002, $155,147 was due from SAIC. Such amount is included in related party receivables. There were no amounts due from SAIC as of December 31, 2001.

On December 22, 2000, the Company purchased a $1,000,000 12% Convertible Promissory Note (the "Note") issued by Paradigm4, Inc. ("Paradigm4") which the Company recorded as a long-term investment in related party. The Note was payable 90 days from the date of purchase. The Company received a stock purchase warrant (the "Warrant") to purchase up to 0.7692% of the outstanding shares of Paradigm4 on a fully diluted basis at a price equal to $.01 per share. The Warrant was exercisable immediately and expires on December 22, 2005. On March 22, 2001, Paradigm4 filed for federal bankruptcy protection. This action created significant uncertainty regarding the Company's investment in Paradigm4. As a result, the Company recorded a loss of $1,000,000 on its investment for the nine months ended September 30, 2001.

On October 6, 2000, the Company purchased 1,000,000 shares of Series A Preferred Stock in Three Pillars, which the Company had recorded as a long-term investment in related party. At the time of the investment, Three Pillars had 3,800,000 shares of Series A Preferred Stock and 8,100,000 shares of common stock outstanding, giving the Company an 8.4% interest on an as converted basis.
The Series A Preferred Stock has certain antidilution rights, but converts initially on a one for one basis into common stock. The Series A Preferred Stock has a liquidation preference equal to $1.00 per share plus a 10% cumulative dividend. The Company also received certain registration rights with respect to the shares purchased. During the nine months ended September 30, 2001, the Company recognized a loss on its $1,000,000 investment in Three Pillars due to management's determination that the value of the investment was impaired. The Company did not recognize any revenues from Three Pillars for the nine months ended September 30, 2002 and 2001.

Receivables from employees and stockholders represent short term lending to such parties entered into in the normal course of business.


(9) RESTRUCTURING AND OTHER CHARGES

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

In December 2001, the Company formed a strategic alliance with an unaffiliated third party to outsource the monitoring services provided by its Managed Security Services division. As a result of this alliance, the Company established a restructuring plan that included the following: (1) a reduction of the Company's workforce; (2) the write-off of equipment and software development costs associated with the Company's security operations center which was no longer needed as a result of the outsourcing; and (3) the incurrence of nonrecoverable costs to convert clients to the alliance partner.

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

For the three months ended September 30, 2002, the Company recorded restructuring charges of $82,740 in connection with its 2002 restructuring plan. Such charges consisted of $647,404 in severance benefits and other related expenses for a reduction in headcount of 41 employees and $18,159 for exit costs related to the closing of domestic offices. These charges were offset by a reduction to previously accrued exit costs in the amount of $582,823 resulting from favorable and unfavorable settlements and changes to subtenant assumptions for leased domestic offices. For the three months ended September 30, 2001, the Company recorded restructuring charges of $4,571,028 in connection with its 2001 restructuring plan. Such charges consisted of $951,917 in severance benefits and other related expenses for a reduction in headcount of 86 employees and $3,619,111 in exit costs related to real estate and electronic equipment. These charges have been reflected as operating expenses of the Company.

For the nine months ended September 30, 2002, the Company recorded restructuring charges of $4,319,344 in connection with its 2002 restructuring plan. Such charges consisted of $2,738,751 in severance benefits and other related expenses for a reduction in headcount of 147 employees, $1,621,775 in exit costs related to real estate and electronic equipment for the closing of domestic offices, and an increase to previously accrued exit costs in the amount of $108,818 resulting from favorable and unfavorable settlements and changes to subtenant assumptions for leased domestic offices. These charges were offset by $150,000 received for equipment written-off to restructuring charges in 2001 in connection with the outsourcing of the Company's monitoring services provided as part of the Managed Security Services division. For the nine months ended September 30, 2001, the Company recorded restructuring charges of $7,846,061 in connection with its 2001 restructuring plan. Such charges consisted of $2,768,336 in severance benefits and other related expenses for a reduction in headcount of 191 employees and $5,077,725 in exit costs related to real estate and electronic equipment. These charges have been reflected as operating expenses of the Company. As of September 30, 2002, restructuring charges of $2,108,464 remained unpaid and are included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

A summary of the restructuring charges for the nine months ended September 30, 2002 were as follows:

                                  Balance as                Utilization               Balance as
                                  of 12/31/01    Expense      Non-Cash      Cash      of 6/30/02
                                  ----------   ----------   ----------   ----------   ----------
Severance                         $   17,320   $2,738,751         --     $2,051,270   $  704,801
Exit Costs                         1,115,996    1,730,593      497,319    1,228,735    1,120,535
Outsourcing monitoring services      722,224     (150,000)        --        289,096      283,128
                                  ----------   ----------   ----------   ----------   ----------
                                  $1,855,540   $4,319,344   $  497,319   $3,569,101   $2,108,464
                                  ==========   ==========   ==========   ==========   ==========


In June 2001, the Company wrote off $1,029,732 related to the abandonment of internal software management tools that no longer suited the business needs of the Company.

(10) INDUSTRY SEGMENT INFORMATION

The Company's reportable segments are US Consulting, International Consulting, and Managed Security Services. Revenues and cash flows in the US Consulting and International Consulting segments are generated by providing the following services: network design and engineering, network and systems management, integrated customer service, performance management, information security, and business integration services.

Revenues and cash flows in the Managed Security Services segment are generated by providing the following services: response and threat advisory through Information Sharing and Analysis Centers, remote monitoring and management of firewalls, and the provision of Open Source Intelligence programs.

The accounting policies for the segments are the same as those described in the "Summary of Significant Accounting Policies," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company evaluates the performance of its segments based on their operating income (loss), which represents segment revenues less direct costs of operation, excluding the allocation of corporate expenses. Identifiable assets of the operating segments principally consist of net accounts receivable, unbilled revenues, inventory held for resale and work in process - hardware and software. Accounts receivable and unbilled revenues for US Consulting and Managed Security Services are managed on a combined basis. All other identifiable assets not attributable to industry segments are included in corporate assets. The Company does not track expenditures for long-lived assets on a segment basis. The table below presents information on the revenues and operating income (loss) for each segment for the three and nine months ended September 30, 2002 and 2001, and items which reconcile segment operating income (loss) to the Company's reported loss before cumulative effect of change in accounting principle.


                                         Three Months Ended                  Nine Months Ended
                                             September 30,                       September 30,
                                    ------------------------------    ------------------------------
                                        2002             2001             2002             2001
                                    -------------    -------------    -------------    -------------
Revenues:
  US Consulting                     $   9,423,681    $  11,662,489    $  29,255,178    $  44,799,296
  International Consulting              2,271,102        2,052,448        6,775,320        5,547,173
  Managed Security Services               828,643        1,718,496        3,481,382        5,309,772
                                    -------------    -------------    -------------    -------------
  Total revenues                       12,523,426       15,433,433       39,511,880       55,656,241
                                    -------------    -------------    -------------    -------------

Operating income (loss):
  US Consulting                           994,596      (39,801,589)      (7,087,037)     (44,871,979)
  International Consulting                 62,994         (982,873)        (181,185)      (4,293,858)
  Managed Security Services               (67,574)     (24,611,308)      (6,200,858)     (26,154,345)
                                    -------------    -------------    -------------    -------------
  Total operating income (loss)           990,016      (65,395,770)     (13,469,080)     (75,320,182)
                                    -------------    -------------    -------------    -------------

Corporate expenses:
  Sales and marketing                    (139,545)        (901,312)        (683,021)      (2,082,560)
  General and administrative           (3,605,835)      (5,521,894)     (13,129,063)     (17,809,733)
  Depreciation and amortization          (103,537)        (582,951)      (1,610,322)      (2,302,730)
  Intangibles amortization                   --         (6,424,362)      (1,960,500)     (19,099,253)
  Loss on equipment                          --           (443,498)            --           (443,498)
  Restructuring and other charges         (82,740)      (4,571,028)      (4,319,344)      (8,875,793)
  Loss on long-term investments
    in related parties                       --         (1,000,000)            --         (2,000,000)
  Noncash compensation expense            (29,095)         (82,687)        (102,268)        (300,923)
  Interest income, net                     73,650          570,725          316,287        2,302,408
  Other income (expense), net             820,690          104,387         (719,374)          50,603
                                    -------------    -------------    -------------    -------------
  Total corporate expenses             (3,066,412)     (18,852,620)     (22,207,605)     (50,561,479)
                                    -------------    -------------    -------------    -------------

Loss before cumulative effect of
  change in accounting principle    $  (2,076,396)   $ (84,248,390)   $ (35,676,685)   $(125,881,661)
                                    =============    =============    =============    =============

Identifiable assets:
  US Consulting and Managed
    Security Services               $  10,367,523    $  19,869,289    $  10,367,523    $  19,869,289
  International Consulting              1,978,667        2,382,545        1,978,667        2,382,545
  Corporate                            24,997,256       99,175,345       24,997,256       99,175,345
                                    -------------    -------------    -------------    -------------
Total identifiable assets           $  37,343,446    $ 121,427,179    $  37,343,446    $ 121,427,179
                                    =============    =============    =============    =============


(11) CONTINGENCIES

Except as set forth below, we are not a party to any material legal proceedings.

On November 13, 2001, a securities class action complaint was filed in the United States District Court for the Southern District of New York against Predictive, four investment banks that underwrote the Company's initial public offering, and three of the Company's former officers and directors. This action has been coordinated with over three hundred virtually identical actions against other companies and the investment banks that underwrote their initial public offerings. The complaint filed against the Company generally alleged that the underwriters obtained excessive and undisclosed commissions from customers who received allocations of shares in the Company's initial and secondary public offerings and that the underwriters maintained artificially inflated prices in the after market through "tie-in" arrangements, which required customers to buy additional shares of the Company's stock at pre-determined prices in excess of the offering prices. The complaint further alleged that the Company and certain of its officers and directors violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 because the Company's registration statement did not disclose the underwriters' purported misconduct. On April 20, 2002, the plaintiffs amended their complaint, abandoning the Section 12(a)(2) claim, but alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and of Rule 10b-5 promulgated thereunder. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased the Company's stock pursuant to the registration statements. On July 15, 2002, the Company and the three former officers and directors joined a motion to dismiss filed on behalf of the issuer defendants. The Company believes that the allegations against it are without merit and intends to defend the case vigorously.

(12) OTHER INCOME (EXPENSE)


Other income (expense) for the three and nine months ended September 30, 2002 included a reduction in an acquisition related exit cost accrual of approximately $921,000 as a result of the negotiation of a favorable buyout of an existing lease which was assumed in connection with the Global Integrity acquisition. The liability for such lease had been fully accrued for as part of the acquired assets and assumed liabilities of Global Integrity in fiscal 2001. This income was offset by approximately $213,000 and $1,700,000, respectively, for the three and nine months ended September 30, 2002 of inventory held for resale which was no longer deemed saleable. As the Company was acting as an agent of the supplier in the arrangement for the resale of this inventory and the revenues were recognized on a net basis, such write-off has been classified as other expense. Other income for the three and nine months ended September 30, 2001 primarily consisted of interest income.

(13) SUBSEQUENT EVENTS

Stock Option Exchange Program

In October 2002, the Company implemented an employee voluntary stock option exchange program whereby the Company would exchange certain outstanding options to purchase shares of the Company's common stock held by eligible employees of the Company, with exercise prices per share greater than or equal to $0.80, for new options to purchase shares of the Company's common stock (the "Offer to Exchange"). Under the terms of the Offer to Exchange, the 193 participating employees had certain of their existing options to purchase 4,085,860 shares of the Company's common stock cancelled as of October 18, 2002 and received options to purchase 3,089,424 shares of our common stock with an exercise price equal to the closing market price of $0.22 per share on October 18, 2002. All new options were granted under the 1999 Stock Incentive Plan, as amended. Each new option vests in equal monthly installments in accordance with a four year vesting schedule beginning on the date of grant. However, the vesting period will be accelerated based on years of service with the Company measured at the date of grant. Employees holding over 500,000 options, the maximum number of options that may be issued per year to a single employee pursuant to the Company's 1999 Stock Incentive Plan, were only permitted to tender up to 500,000 of their currently outstanding options in exchange for 500,000 new options. Therefore, the Company also re-priced 1,500,000 of its Chief Executive Officer's outstanding options to give these options the same terms as if he had been able to fully participate in the option exchange program.

Adoption Of SFAS 123

In October 2002, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, the Company will be required to apply the fair value method of accounting to all option grants issued on or after January 1, 2002. The fair value method will not be applied to stock option awards granted in fiscal years prior to 2002. Such awards will continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent that prior years' awards are modified subsequent to January 1, 2002. The Company is currently assessing, but has not yet determined, the effect of adoption of SFAS 123 on its financial position or results of operations.

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

OVERVIEW

The principal source of our revenues is fees from professional services. We provide network and security consulting services to our clients on either a project outsource or collaborative consulting basis. We derive revenues from these services on both a fixed-price, fixed-time basis and on a time-and-expense basis. We also provide managed security services to our clients. We derive revenues from these services on a subscription basis. We use our BusinessFirst approach to estimate and propose prices for our fixed-price projects. The estimation process accounts for standard billing rates particular to each project, the client's technology environment, the scope of the project and the project's timetable and overall technical complexity. A member of our senior management team must approve all of our fixed-price proposals in excess of $500,000. For these contracts, we recognize revenue using a percentage-of-completion method primarily based on hours incurred. We make provisions for estimated losses on uncompleted contracts on a contract-by-contract basis and recognize such provisions in the period in which the losses are determined. Professional services revenues for time-and-expense based projects are recognized as services are performed. Revenues for subscription-based contracts are recognized on a straight-line basis over the period of service. Any payments received in advance of services performed are recorded as deferred revenue. Our clients are generally able to reduce or cancel their use of our professional services without penalty and with little or no notice. We also derive revenues from the sale of hardware and software.

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

Our cost of revenues consist of costs associated with our professional services and hardware and software purchases. Costs of revenues associated with professional services primarily include compensation and benefits for our consultants and project-related travel expenses. Costs of hardware and software consist of acquisition costs of third-party hardware and software resold.

Given the continuing uncertainty in the professional network consulting services marketplace, we believe that our quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as indications of future performance.

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

In December 2001, the Company formed a strategic alliance with an unaffiliated third party, to outsource the monitoring services provided by its Managed Security Services division. As a result of this alliance, the Company established a restructuring plan that included the following: (1) a reduction of the Company's workforce; (2) the write-off of equipment and software development costs associated with the Company's security operations center which was no longer needed as a result of the outsourcing; and (3) the incurrence of nonrecoverable costs to convert clients to the alliance partner.

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

For the three months ended September 30, 2002, the Company recorded restructuring charges of $82,740 in connection with its 2002 restructuring plan. Such charges consisted of $647,404 in severance benefits and other related expenses for a reduction in headcount of 41 employees and $18,159 for exit costs related to the closing of domestic offices. These charges were offset by a reduction to previously accrued exit costs in the amount of $582,823 resulting from favorable and unfavorable settlements and changes to subtenant assumptions for leased domestic offices. For the three months ended September 30, 2001, the Company recorded restructuring charges of $4,571,028 in connection with its 2001 restructuring plan. Such charges consisted of $951,917 in severance benefits and other related expenses for a reduction in headcount of 86 employees and $3,619,111 in exit costs related to real estate and electronic equipment. These charges have been reflected as operating expenses of the Company.

For the nine months ended September 30, 2002, the Company recorded restructuring charges of $4,319,344 in connection with its 2002 restructuring plan. Such charges consisted of $2,738,751 in severance benefits and other related expenses for a reduction in headcount of 147 employees, $1,621,775 in exit costs related to real estate and electronic equipment for the closing of domestic offices, and an increase to previously accrued exit costs in the amount of $108,818 resulting from favorable and unfavorable settlements and changes to subtenant assumptions for leased domestic offices. These charges were offset by $150,000 received for equipment written-off to restructuring charges in 2001 in connection with the outsourcing of the Company's monitoring services provided as part of the Managed Security Services division. For the nine months ended September 30, 2001, the Company recorded restructuring charges of $7,846,061 in connection with its 2001 restructuring plan. Such charges consisted of $2,768,336 in severance benefits and other related expenses for a reduction in headcount of 191 employees and $5,077,725 in exit costs related to real estate and electronic equipment. These charges have been reflected as operating expenses of the Company. As of September 30, 2002, restructuring charges of $2,108,464 remained unpaid and are included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under generally accepted accounting principles. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies and estimates are:

         o        Revenue recognition

         o Valuation of goodwill, intangible assets and other long-lived assets

         o        Stock based compensation

         o        Income taxes

Revenue Recognition: We currently recognize revenue from professional services. As described below, significant management judgments and estimates must be made and used in determining the amount of revenue recognized in any given accounting period. Material differences may result in the amount and timing of our revenue for any given accounting period depending upon judgments made or estimates utilized by management.

We recognize revenue for fixed price contracts in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts" (SOP 81-1). When reliable estimates are available for the costs and efforts necessary to complete the consulting services and those services do not include contractual milestones or other acceptance criteria, we recognize revenue under the percentage of completion method based upon input measures, such as hours. When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer. Under each arrangement, revenues are recognized when an agreement has been signed and the customer acknowledges an unconditional obligation to pay, the services have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable.

Goodwill and Indefinite Lived Intangibles: Goodwill consists of the excess purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite lived intangibles consist of the Company's tradename intangible. The carrying value of goodwill and indefinite lived intangibles are evaluated for impairment on an annual basis. Management also reviews goodwill and its indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that their carrying amount may be impaired. If it is determined that an impairment in value has occurred, goodwill and indefinite lived intangibles will be written down to the present value of the expected future operating cash flows to be generated by the respective reporting unit. Upon adoption of SFAS 142, the Company evaluated goodwill and its tradename intangible for impairment as required by that statement and determined that an impairment of $23,307,626 existed at January 1, 2002. The Company's reporting units utilized for evaluating the recoverability of goodwill and the indefinite lived intangibles are the same as its operating segments.

Other Intangible Assets: Other intangible assets are carried at cost less accumulated amortization and are amortized on a straight-line basis over their expected lives, which are estimated to be three to five years. Other intangible assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of other intangible assets to determine whether events and circumstances warrant revised estimates of useful lives. The Company evaluates the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the asset when indications of impairment are present. If it is determined that an impairment in value has occurred, the excess of the value of the asset will be written down to the present value of the expected future operating cash flows to be generated by the asset. The Company determined that its customer list and developed technology intangibles were impaired as of June 30, 2002 and recorded an impairment charge of $8,743,545.

Impairment of Long-Lived Assets: Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. The Company evaluates the carrying value of its long-lived assets in relation to the future undiscounted cash flows of an asset when indications of impairment are present. If it is determined that an impairment in value has occurred, the excess of the value of the asset will be written down to the present value of the expected future operating cash flows to be generated by the asset. Based on the continuing difficult market conditions in the enterprise sector and the Company's decline in revenue from current periods, the Company determined that indications of impairment were present and reviewed its long-lived assets for impairment during the second quarter of 2002. The Company determined that property and equipment of its US Consulting and Managed Security Services segments were impaired and recorded a $4,510,193 asset impairment charge as of June 30, 2002.

Stock-Based Compensation: The Company accounts for its stock-based compensation arrangements with its employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-based Compensation." In October 2002, the Company adopted SFAS 123. SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, the Company will be required to apply the fair value method of accounting to all option grants issued on or after January 1, 2002. The fair value method will not be applied to stock option awards granted in fiscal years prior to 2002. Such awards will continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent that prior years' awards are modified subsequent to January 1, 2002. The Company is currently assessing, but has not yet determined, the effect of adoption of SFAS 123 on its financial position or results of operations.

Income Taxes: Operating losses in prior periods have generated significant state and federal tax net operating losses, or NOL carryforwards. Generally accepted accounting principles in the United States require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. Due to our history of unprofitable operations, we have recorded a valuation allowance equal to 100% of these deferred tax assets. It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and 2001

REVENUES. Our principal source of revenues is fees from professional services. Revenues decreased 18.9% to $12.5 million in the three months ended September 30, 2002 from $15.4 million in the three months ended September 30, 2001. Revenues from professional services decreased 28.0% to $10.3 million in the three months ended September 30, 2002 from $14.4 million in the three months ended September 30, 2001. This decrease was primarily due to difficult market conditions in the enterprise sector. Reimbursed expenses decreased to $290,000 in the three months ended September 30, 2002 from $405,000 in the three months ended September 30, 2001. This decrease was primarily attributable to the nature of the customer contracts in addition to the overall decline in professional services revenues. Revenues from hardware and software sales increased 179.6% to $1.9 million in the three months ended September 30, 2002 from $677,000 in the three months ended September 30, 2001. This increase was primarily due to a client request for us to supply all hardware and software associated with a professional services project that commenced in June 2002. For the three months ended September 30, 2002 and 2001, approximately 14.3% and 17.4%, respectively, of revenues before reimbursed expenses were from one customer who is a related party. Two other customers accounted for approximately 31.8% of revenues before reimbursed expenses for the three months ended September 30, 2002, whereas one customer accounted for approximately 12.7% for the three months ended September 30, 2001. The number of our billable consultants decreased from approximately 370 at September 30, 2001 to approximately 212 at September 30, 2002.

GROSS PROFIT. Gross profit increased 36.1% to $3.6 million in the three months ended September 30, 2002 from $2.6 million in the three months ended September 30, 2001. As a percentage of revenues, gross profit increased to 28.6% in the three months ended September 30, 2002 from 17.0% in the three months ended September 30, 2001. Gross profit on professional services for the three months ended September 30, 2002 was $3.4 million or 33.2% compared to $2.6 million or 17.9% for the three months ended September 30, 2001. The increase in gross profit as a percentage of professional services revenues is primarily a result of reductions in billable headcount in connection with our restructuring plans. Gross profit on hardware and software sales for the three months ended September 30, 2002 was $148,000 or 7.8% compared to $60,000 or 8.8% for the three months ended September 30, 2001. The decrease in gross profit as a percentage of hardware and software sales is a result of a professional services project that commenced in June 2002 with a lower resale margin. Costs of revenues decreased 30.1% to $8.9 million in the three months ended September 30, 2002 from $12.8 million in the three months ended September 30, 2001. Costs of revenues attributable to professional services decreased 41.4% to $6.9 million for the three months ended September 30, 2002 from $11.8 million for the three months ended September 30, 2001. This decrease was due primarily to a decrease in compensation and benefits paid to consultants as a result of reductions in billable headcount in connection with our restructuring plans and a salary reduction for employees effective in July 2002. Costs of revenues attributable to hardware and software sales increased 182.7% to $1.7 million for the three months ended September 30, 2002 from $618,000 for the three months ended September 30, 2001. This increase was primarily due to a client request for us to supply all hardware and software associated with a professional services project that commenced in June 2002.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased 52.0% to $1.7 million in the three months ended September 30, 2002 from $3.6 million in the three months ended September 30, 2001. As a percentage of revenues, sales and marketing expenses decreased to 13.9% in the three months ended September 30, 2002 from 23.5% in the three months ended September 30, 2001. The decrease in absolute dollars was primarily due to a decrease of $1.2 million in compensation and benefits paid due to reductions in headcount in connection with our restructuring plans and a salary reduction for employees effective in July 2002. The remaining $700,000 decrease in sales and marketing expenses was a result of decreased expenditures for marketing and selling efforts, such as conferences and mailings, and an overall decline in travel costs as part of our cost cutting measures taken in 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 55.6% to $4.6 million in the three months ended September 30, 2002 from $10.3 million in the three months ended September 30, 2001. As a percentage of revenues, general and administrative expenses decreased to 36.7% in the three months ended September 30, 2002 from 66.9% in the three months ended September 30, 2001. The decrease in absolute dollars was primarily due to a decrease of $1.5 million in compensation and benefits costs as a result of reductions in headcount in connection with our restructuring plans and a salary reduction for employees effective in July 2002, a decrease of $397,000 in travel and entertainment and training costs also as a result of reductions in headcount, a decrease of $2.5 million in bad debt expense, and a decrease of $670,000 in facilities and equipment leases in connection with our restructuring plans. The remaining decrease of $592,000 was attributable to a reduction in professional services and other administrative costs primarily as a result of nonrecurring search fees for management level positions and human resource consulting fees recorded for the three months ended September 30, 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 82.2% to $104,000 in the three months ended September 30, 2002 from $583,000 in the three months ended September 30, 2001. The decrease was attributable to a reduction in the carrying value of property and equipment due to the write-off of property and equipment in connection with our restructuring plans and our evaluation of the carrying value of the long-lived assets of our US Consulting and Managed Security Services reporting units as of June 30, 2002 in accordance with the provisions of SFAS 144. Such evaluation resulted in an impairment charge of $4.5 million relating to property and equipment.

INTANGIBLES AMORTIZATION. As a result of the analysis of our finite lived intangible assets in accordance with the provisions of SFAS 144 at June 30, 2002, we recognized an impairment charge for the entire carrying value of our finite lived intangible assets. As such, no amortization expense for our finite intangible assets was recorded for the three months ended September 30, 2002. Additionally, there was no amortization recorded for goodwill and our indefinite lived tradename intangible for the three months ended September 30, 2002 as these assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment under the provisions of SFAS 142, which was adopted by the Company on January 1, 2002. Intangibles amortization of $6.4 million for the three months ended September 30, 2001 consisted of amortization for all intangible assets, including goodwill, assembled workforce and tradenames.

LOSS ON EQUIPMENT. For the three months ended September 30, 2001, we recognized a loss of $443,000 for equipment that was not in service and deemed to have no salvage value.

IMPAIRMENT OF INTANGIBLES. During 2001, we integrated the acquisitions of Synet and Global Integrity, which were acquired in the fourth quarter of 2000. As we approached the completion of the integration phase in the third quarter of 2001, and in combination with revenue declines in the acquired companies in relation to prior periods and forecasted earnings and the overall deterioration of market conditions in the enterprise sector, we reviewed goodwill and the intangible assets for impairment. For the three months ended September 30, 2001, we recognized an impairment loss of $18.2 million and $42.3 million for the difference between the estimated fair value of Synet and Global Integrity, respectively, based on future discounted cashflows and the carrying amount of each of their assets and liabilities, including goodwill.

RESTRUCTURING AND OTHER CHARGES. For the three months ended September 30, 2002, we recorded restructuring charges of $83,000 in connection with our 2002 restructuring plan. Such charges consisted of $647,000 in severance benefits and other related expenses for a reduction in headcount of 41 employees and $18,000 for exit costs related to the closing of domestic offices. These charges were offset by a reduction to previously accrued exit costs in the amount of $583,000 resulting from favorable and unfavorable settlements and changes to subtenant assumptions for leased domestic offices. For the three months ended September 30, 2001, we recorded restructuring charges of $4.6 million in connection with our 2001 restructuring plan. Such charges consisted of $1.0 million in severance benefits and other related expenses for a reduction in headcount of 86 employees and $3.6 million in exit costs related to real estate and electronic equipment.

LOSS ON LONG-TERM INVESTMENTS IN RELATED PARTIES. For the three months ended September 30, 2001, we recognized a loss on our $1.0 million investment in Three Pillars due to management's determination that the value of the investment was impaired.

NONCASH COMPENSATION EXPENSE. During 1999, we granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock, resulting in deferred compensation. During 2000, in connection with our acquisitions of Synet and Global Integrity, we issued options to Synet and Global Integrity optionholders in exchange for their Synet and Global Integrity options. The unvested portion of the Synet and Global Integrity options resulted in deferred compensation. These transactions result in noncash compensation expense over the period that these specific options vest. During the three months ended September 30, 2002 and 2001, we recorded approximately $29,000 and $83,000, respectively, of noncash compensation expense related to these options. The decrease in noncash compensation expense is a result of the cancellation of options as a result of reductions in headcount in connection with our restructuring plans.

OTHER INCOME (EXPENSE). Other income for the three months ended September 30, 2002 primarily consisted of a reduction in an acquisition related exit cost accrual of approximately $921,000 as a result of the negotiation of a favorable buyout of an existing lease which was assumed in connection with the Global Integrity acquisition. The liability for such lease had been fully accrued as part of the acquired assets and assumed liabilities of Global Integrity in fiscal 2001. This income was offset by approximately $213,000 of inventory held for resale which was no longer deemed saleable. As the Company is acting as an agent of the supplier in the arrangement for the resale of this inventory and the revenues are recognized on a net basis, such write-off has been classified as other expense. Other income for the three months ended September 30, 2001 primarily consisted of interest income.

Nine Months Ended September 30, 2002 and 2001

REVENUES. Our principal source of revenues is fees from professional services. Revenues decreased 29.0% to $39.5 million in the nine months ended September 30, 2002 from $55.7 million in the nine months ended September 30, 2001. Revenues from professional services decreased 31.5% to $36.0 million in the nine months ended September 30, 2002 from $52.6 million in the nine months ended September 30, 2001. This decrease was primarily due to difficult market conditions in the enterprise sector. Reimbursed expenses decreased to $1.0 million in the nine months ended September 30, 2002 from $1.5 million in the nine months ended September 30, 2001. This decrease was primarily attributable to the nature of the customer contracts in addition to the overall decline in professional services revenues. Revenues from hardware and software sales increased 59.0% to $2.5 million in the nine months ended September 30, 2002 from $1.6 million in the nine months ended September 30, 2001. This increase was primarily due to a client request for us to supply all hardware and software associated with a professional services project that commenced in 2002. For the nine months ended September 30, 2002 and 2001, approximately 15.9% and 18.7%, respectively, of revenues before reimbursed expenses were from one customer who is a related party. One other customer accounted for approximately 13.7% of revenues before reimbursed expenses for the nine months ended September 30, 2002. There were no other customers that accounted for more than 10.0% of revenues before reimbursed expenses for the nine months ended September 30, 2001. The number of our billable consultants decreased from approximately 370 at September 30, 2001 to approximately 212 at September 30, 2002.

GROSS PROFIT. Gross profit decreased 16.5% to $10.2 million in the nine months ended September 30, 2002 from $12.2 million in the nine months ended September 30, 2001. As a percentage of revenues, gross profit increased to 25.9% in the nine months ended September 30, 2002 from 22.0% in the nine months ended September 30, 2001. Gross profit on professional services for the nine months ended September 30, 2002 was $10.0 million or 27.9% compared to $12.5 million or 23.7% for the nine months ended September 30, 2001. The increase in gross profit as a percentage of professional services revenues is primarily a result of reductions in billable headcount in connection with our restructuring plans. Gross profit on hardware and software sales for the nine months ended September 30, 2002 was $194,000 or 7.8% compared to $(226,000) or (14.4%) for the nine months ended September 30, 2001. Included in gross profit for the nine months ended September 30, 2001 is $500,000 for the write-off of software inventory, which was no longer considered saleable. Excluding the impact of this write-off, gross profit on hardware and software sales was $274,000 or 17.4% for the nine months ended September 30, 2001. The decrease in gross profit as a percentage of hardware and software sales, excluding the impact of the software inventory write-off, is a result of a professional services project that commenced in June 2002 with a lower resale margin. Costs of revenues decreased 32.5% to $29.3 million in the nine months ended September 30, 2002 from $43.4 million in the nine months ended September 30, 2001. Costs of revenues attributable to professional services decreased 35.2% to $26.0 million for the nine months ended September 30, 2002 from $40.1 million for the nine months ended September 30, 2001. This decrease in cost of revenues was due primarily to a decrease in compensation and benefits paid to consultants as a result of reductions in billable headcount in connection with our restructuring plans and a salary reduction for employees effective in July 2002. Costs of revenues attributable to hardware and software sales increased 28.2% to $2.3 million for the nine months ended September 30, 2002 from $1.8 million for the nine months ended September 30, 2001. This increase was primarily due to a client request for us to supply all hardware and software associated with a professional services project that commenced in June 2002.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased 48.0% to $6.7 million in the nine months ended September 30, 2002 from $12.9 million in the nine months ended September 30, 2001. As a percentage of revenues, sales and marketing expenses decreased to 17.0% in the nine months ended September 30, 2002 from 23.2% in the nine months ended September 30, 2001. The decrease in absolute dollars was primarily due to a decrease of $4.2 million in compensation and benefits paid due to reductions in headcount in connection with our restructuring plans and a salary reduction for employees effective in July 2002, and a decrease of $571,000 in commissions paid as a result of declining revenues for professional services and the merging of two separate sales forces for US Consulting and Managed Security Services in 2002. The remaining $1.4 million decrease in sales and marketing expenses was a result of decreased expenditures for marketing and selling efforts, such as conferences and mailings, and an overall decline in travel costs as part of our cost cutting measures taken in 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 48.5% to $17.5 million in the nine months ended September 30, 2002 from $34.0 million in the nine months ended September 30, 2001. As a percentage of revenues, general and administrative expenses decreased to 44.4% in the nine months ended September 30, 2002 from 61.2% in the nine months ended September 30, 2001. The decrease in absolute dollars was primarily due to a decrease of $6.6 million in compensation and benefits costs as a result of reductions in headcount in connection with our restructuring plans and a salary reduction for employees effective in July 2002, a decrease of $2.4 million in travel and entertainment and training costs also as a result of reductions in headcount, a decrease of $4.2 million in bad debt expense, and a decrease of $1.5 million in facilities and equipment leases in connection with our restructuring plans. The remaining decrease of $1.8 million was attributable to a reduction in professional services and other administrative costs primarily as a result of nonrecurring search fees for management level positions, human resource consulting fees, and legal liabilities which were both probable and estimatable.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 30.0% to $1.6 million in the nine months ended September 30, 2002 from $2.3 million in the nine months ended September 30, 2001. The decrease was attributable to a reduction in the carrying value of property and equipment due to the write-off of property and equipment in connection with our restructuring plans and our evaluation of the carrying value of the long-lived assets of our US Consulting and Managed Security Services reporting units as of June 30, 2002 in accordance with the provisions of SFAS 144. Such evaluation resulted in an impairment charge of $4.5 million relating to property and equipment.

INTANGIBLES AMORTIZATION. Amortization of intangibles decreased to $2.0 million for the nine months ended September 30, 2002 from $19.1 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the amount consisted of amortization for intangible assets deemed to have finite lives pursuant to the provisions of SFAS 142 which was adopted effective January 1, 2002. Such intangible assets consisted of customer lists and developed technology. As a result of the analysis of our finite lived intangible assets in accordance with the provisions of SFAS 144 at June 30, 2002, we recognized an impairment charge for the entire carrying value of our finite lived intangible assets. As such, no amortization expense for intangible assets was recorded since June 30, 2002. Intangibles amortization for the nine months ended September 30, 2001 consisted of amortization for all intangible assets, including goodwill, assembled workforce and tradenames.

LOSS ON EQUIPMENT. For the nine months ended September 30, 2001, we recognized a loss of $443,000 for equipment that was not in service and deemed to have no salvage value.

IMPAIRMENT OF INTANGIBLES. During 2001, we integrated the operations of Synet and Global Integrity, which were acquired in the fourth quarter of 2000. As we approached the completion of the integration phase in the third quarter of 2001, and in combination with revenue declines in the acquired companies in relation to prior periods and forecasted earnings and the overall deterioration of market conditions in the enterprise sector, we reviewed goodwill and the intangible assets for impairment. For the nine months ended September 30, 2001, we recognized an impairment loss of $18.2 million and $42.3 million for the difference between the estimated fair value of Synet and Global Integrity, respectively, based on the future expected discounted cashflows and the carrying amount of each of their assets and liabilities, including goodwill. We adopted the provisions of SFAS 144 effective January 1, 2002. Given the continued decline in revenues and our market capitalization, the overall deterioration of market conditions in the enterprise sector, and our forecasted operating results for the foreseeable future, we reviewed our long-lived assets for impairment as of June 30, 2002. Based on this review, we recognized an impairment loss for the nine months ended September 30, 2002 of $8.7 million to reduce the carrying value of our finite lived intangible assets, consisting of customer lists and developed technology.

IMPAIRMENT OF PROPERTY AND EQUIPMENT. We adopted the provisions of SFAS 144 effective January 1, 2002. Given the decline in revenues and our market capitalization, the overall deterioration of market conditions in the enterprise sector, and our forecasted operating results for the foreseeable future, we reviewed our long-lived assets for impairment at June 30, 2002. Based on this review, we recognized an impairment loss for the nine months ended September 30, 2002 of $4.5 million to reduce the carrying value of our property and equipment, consisting of computer equipment, furniture and fixtures, capitalized software and leasehold improvements.

RESTRUCTURING AND OTHER CHARGES. For the nine months ended September 30, 2002, we recorded restructuring charges of $4.3 million in connection with our 2002 restructuring plan. Such charges consisted of $2.7 million in severance benefits and other related expenses for a reduction in headcount of 147 employees, $1.6 million in exit costs related to real estate and electronic equipment for the closing of domestic offices, and an increase to previously accrued exit costs in the amount of $109,000 resulting from favorable and unfavorable settlements and changes to subtenant assumptions for leased domestic offices. These charges were offset by $150,000 received for equipment written off to restructuring charges in 2001 in connection with the outsourcing of our monitoring services provided as part of the Managed Security Services division. For the nine months ended September 30, 2001, we recorded restructuring charges of $7.8 million in connection with our 2001 restructuring plan. Such charges consisted of $2.8 million in severance benefits and other related expenses for a reduction in headcount of 191 employees and $5.1 million in exit costs related to real estate and electronic equipment.

Additionally, included in the financial statement caption for the nine months ended September 30, 2001 is $1.0 million related to the write-off of internal software management tools that no longer suit the business needs of the Company.

LOSS ON LONG-TERM INVESTMENTS IN RELATED PARTIES. On March 22, 2001, Paradigm4, Inc. filed for federal bankruptcy protection. This action created significant uncertainty regarding the carrying value of our investment in Paradigm4. As a result, we recognized a loss on our $1.0 million investment in Paradigm4 for the nine months ended September 30, 2001. For the nine months ended September 30, 2001, we also recognized a loss on our $1.0 million investment in Three Pillars due to management's determination that the value of the investment was impaired.

NONCASH COMPENSATION EXPENSE. During 1999, we granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock, resulting in deferred compensation. During 2000, in connection with our acquisitions of Synet and Global Integrity, we issued options to Synet and Global Integrity optionholders in exchange for their Synet and Global Integrity options, respectively. The unvested portion of the Synet and Global Integrity options resulted in deferred compensation. These transactions result in noncash compensation expense over the period that these specific options vest. During the nine months ended September 30, 2002 and 2001, we recorded approximately $102,000 and $301,000, respectively, of noncash compensation expense related to these options. The decrease in noncash compensation expense is a result of the cancellation of options as a result of reductions in headcount in connection with our restructuring plans.

OTHER INCOME (EXPENSE). Other expense for the nine months ended September 30, 2002 primarily consisted of the write-off of approximately $1.7 million of inventory held for resale which was no longer deemed saleable. As the Company is acting as an agent of the supplier in the arrangement for the resale of this inventory and the revenues are recognized on a net basis, such write-off has been classified as other expense. This expense was offset by other income which primarily consisted of a reduction in an acquisition related exit cost accrual of approximately $921,000 as a result of the negotiation of a favorable buyout of an existing lease which was assumed in connection with the Global Integrity acquisition. The liability for such lease had been fully accrued as part of the acquired assets and assumed liabilities of Global Integrity in fiscal 2001. Other income for the nine months ended September 30, 2001 primarily consisted of interest income.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Upon adoption of SFAS 142, we recorded a noncash charge of $23.3 million to reduce the carrying value of our goodwill and other indefinite lived intangible assets, primarily consisting of acquired tradenames.

LIQUIDITY AND CAPITAL RESOURCES. We have financed our operations through the sale of equity securities and cash flows from operations. As of September 30, 2002, we had approximately $17.5 million in cash and cash equivalents and $2.4 million in restricted cash backing letters of credit issued pursuant to certain operating real estate and equipment lease agreements and a customer contract.

Net cash used in operating activities decreased to $24.1 million for the nine months ended September 30, 2002 from $31.9 million for the nine months ended September 30, 2001. This decrease was primarily attributable to a reduction in the operating loss for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. We experienced a decrease in accounts payable and accrued expenses and other current liabilities for the nine months ended September 30, 2002 of approximately $7.8 million as compared to an increase in accounts payable and accrued expenses and other current liabilities for the nine months ended September 30, 2001 of approximately $442,000. Such decrease included approximately $2.4 million paid for the purchase of software inventory for resale, approximately $982,000 for the payment of retention bonuses to employees of Global Integrity prior to the acquisition who achieved their one year anniversary with the Company and therefore qualified for the retention bonus, and approximately $574,000 in lease termination fees for office space abandoned in 2001. We also experienced an increase in restricted cash of $1.6 million in 2002 related to a new equipment operating lease and a contractual obligation in connection with a customer contract entered into in 2002. These net outflows of cash were offset by net inflows of cash as a result of decreases in accounts receivable and unbilled revenues of approximately $461,000. The decrease in accounts receivable was primarily attributable to increased collection efforts and declining revenues due to difficult market conditions.

Net cash used in investing activities was $876,000 and $9.1 million, respectively, for the nine months ended September 30, 2002 and 2001. Capital expenditures were $909,000 for the nine months ended September 30, 2002 and primarily consisted of computer equipment and leasehold improvements. Capital expenditures were $7.2 million for the nine months ended September 30, 2001 and consisted of computer equipment, office furniture, capitalized software and leasehold improvements in connection with the investment in our infrastructure.

Net cash provided by financing activities was $929,000 and $1.9 million, respectively, for the nine months ended September 30, 2002 and 2001. Cash provided by financing activities primarily resulted from the receipt of proceeds from the exercise of options and the sale of common stock in connection with our Employee Stock Purchase Plan.

We have a demand loan facility, secured by a lien on all of our assets, under which we may borrow up to the lesser of $5.0 million or 80.0% of our accounts receivable. At September 30, 2002 there were no amounts outstanding under this facility. Amounts outstanding under the facility bear interest at the lender's base rate which was 4.75% as of September 30, 2002.

For the three months ended September 30, 2002 the Company negotiated favorable buyouts of two existing real estate operating leases for approximately $574,000. As a result of such buyouts, the Company reduced its expected future minimum lease payment obligation by approximately $2.7 million.

Based on our current revenue projections and continued cost-cutting efforts, we believe that we will achieve positive cash flow in 2003. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

In October 2002, the Company implemented an employee voluntary stock option exchange program whereby the Company would exchange certain outstanding options to purchase shares of the Company's common stock held by eligible employees of the Company, with exercise prices per share greater than or equal to $0.80, for new options to purchase shares of the Company's common stock (the "Offer to Exchange"). Under the terms of the Offer to Exchange, the 193 participating employees had certain of their existing options to purchase 4,085,860 shares of the Company's common stock cancelled as of October 18, 2002 and received options to purchase 3,089,424 shares of our common stock with an exercise price equal to the closing market price of $0.22 per share on October 18, 2002. All new options were granted under the 1999 Stock Incentive Plan, as amended. Each new option vests in equal monthly installments in accordance with a four year vesting schedule beginning on the date of grant. However, the vesting period will be accelerated based on years of service with the Company measured at the date of grant. Employees holding over 500,000 options, the maximum number of options that may be issued per year to a single employee pursuant to the Company's 1999 Stock Incentive Plan, were only permitted to tender up to 500,000 of their currently outstanding options in exchange for 500,000 new options. Therefore, the Company also re-priced 1,500,000 of its Chief Executive Officer's outstanding options to give these options the same terms as if he had been able to fully participate in the option exchange program.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company adopted the provisions of SFAS 142 effective January 1, 2002. As required by the transitional provisions of SFAS 142, the Company evaluated goodwill and intangible assets with indefinite lives for impairment as of January 1, 2002. This evaluation was completed during the second quarter of 2002. As a result of this transitional testing, the Company recorded a noncash impairment charge of $23,307,626 to reduce the carrying value of its goodwill and other indefinite lived intangible assets. Such charge is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations for the nine months ended September 30, 2002.

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

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). This statement supersedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The Company adopted the provisions of SFAS 144 effective January 1, 2002. Given the decline in revenues and market capitalization of the Company and the overall deterioration of market conditions in the enterprise sector, the Company reviewed its long-lived assets for impairment during the second quarter of 2002. Based on this review, the Company recognized an impairment charge to reduce the carrying value of its finite lived intangible assets and property and equipment of $8,743,545 and $4,510,193, respectively. Such charges are reflected in the accompanying consolidated statements of operations for the nine months ended September 30, 2002.

In November 2001, the Emerging Issues Task Force (EITF) of the FASB concluded that reimbursements received for "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the income statement. This accounting treatment should be applied in financial reporting periods (years) beginning as early as the March 2002 quarter. Upon application of the pronouncement, comparative financial statements for prior periods must also be reclassified in order to ensure consistency among all periods presented. The Company adopted this pronouncement effective January 1, 2002 and has separately disclosed the impact of adoption in the consolidated statements of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). This statement eliminates the automatic classification of gain or loss on an extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The Company is currently assessing, but has not yet determined the effect, if any, of SFAS 145 on its financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 will supersede EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently assessing, but has not yet determined the effect, if any, of SFAS 146 on its financial position or results of operations.


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

Because most of our revenues are generated from a small number of clients, our revenues are difficult to predict and the loss of one client could significantly reduce our revenues

During the nine months ended September 30, 2002, BellSouth Corporation accounted for approximately 15.9% of revenues before reimbursed expenses. One other customer accounted for approximately 13.7% of revenues before reimbursed expenses for the nine months ended September 30, 2002. Our five largest clients accounted for approximately 44.8% of our revenues before reimbursed expenses for the nine months ended September 30, 2002. For the year ended December 31, 2001, our five largest clients accounted for approximately 40.6% of our revenues before reimbursed expenses. If one of our major clients discontinues or significantly reduces the use of our services, we may not generate sufficient revenues to offset this loss of revenues and our net loss will increase. In addition, the non-payment or late payment of amounts due from a major client could adversely affect us. As of September 30, 2002, the accounts receivable from BellSouth and the 13.7% customer were approximately $1.3 million and $1.7 million, respectively, which related to work performed in June through September 2002.

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

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects

         We derive a substantial portion of our revenues from fixed-price projects. For the nine months ended September 30, 2002 and the year ended December 31, 2001, fixed-price projects accounted for 38.1% and 48.2% of our revenue, respectively. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed the price, which could result in a loss on the project and an increase in net loss. We recognize revenues from fixed-price projects based on our estimates of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on a fixed-price project may not accurately reflect the final results of the project and we would be required to record an expense for these periods equal to the amount by which our revenues were previously overstated.

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

                    Risks Related to Our Strategy and Market

We may have difficulty managing the fluctuations in the demand for our services, which could have adverse effects on our business

         Our business has recently experienced lower revenues due to decreased customer demand for our services. Since December 31, 2000, to scale back our operations and to reduce our expenses in response to this reduced demand for our services, we have decreased our headcount to 291 employees as of September 30, 2002 from approximately 691 employees as of December 31, 2000. While this action has positively impacted our results of operations, there are several risks inherent in our efforts to transition to a smaller workforce. Reducing the size of our workforce could have adverse effects on our business by reducing our pool of technical talent, making it more difficult for us to respond to customers, limiting our ability to provide increased services quickly if and when the demand for our services increases, and limiting our ability to hire and retain key personnel. A key part of our strategy going forward is to grow our business. In order to achieve this growth, demand for our services must increase. If the opportunity to grow our business arises, we may need to modify our financial and management controls, reporting systems and procedures and to train our work force. We may not be able to do so successfully, causing our earnings to be lower than they might otherwise be.

Our management team has experienced significant turnover which could interrupt our business and adversely affect our growth

         Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. Neeraj (Berry) Sethi was appointed our Chief Financial Officer in August 2002 and Shawn Kreloff was appointed our Executive Vice President of Sales and Business Development in September 2002. In addition, in connection with our recent reductions in staff, many members of our senior management team have either departed, or been redeployed and given new responsibilities. If the restructuring of our senior management team does not lead to the results we expect, our ability to effectively deliver our services, manage our company, and carry out our business plan may be impaired.

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

Our common stock could be delisted from Nasdaq

         Our common stock currently trades on the Nasdaq National Market, which specifies certain requirements for continued listing. One of the requirements is that the minimum closing bid price per share of our common stock not be less than $1.00 for a period of 30 consecutive trading days. On July 25, 2002, we received notice from Nasdaq that for the prior 30 consecutive trading days the minimum closing bid price per share of our common stock was less than $1.00 and, in the event we did not regain compliance by October 23, 2002, Nasdaq would delist our common stock from the Nasdaq National Market.

         Due to the fact that our stock price has not met the $1.00 minimum price requirement of the Nasdaq National Market, we have applied for listing on the Nasdaq SmallCap Market, which deferred the institution of delisting proceeding from the Nasdaq National Market. There can be no assurance that we will be accepted for listing on the Nasdaq SmallCap Market. The Nasdaq SmallCap Market also requires that the minimum closing bid price per share of our common stock not be less than $1.00 for a period of 30 consecutive trading days. However, in the event that our application for listing is accepted, we will have until January 21, 2002 to regain compliance with the $1.00 minimum closing bid price per share requirement to remain on the Nasdaq SmallCap Market. At that time, we may be eligible for an additional 180-day period through July 21, 2003, to regain compliance with the $1.00 minimum bid price requirement provided that we meet the other initial listing requirements for the Nasdaq SmallCap Market. Although we currently meet these initial listing requirements, there is no assurance that we will continue to meet the requirements in the future.

         There can be no assurance that we will be accepted for listing on the Nasdaq SmallCap Market. If we are accepted and subsequently delisted, we may be unable to have our common stock listed or quoted on any other organized market. Even if our common stock is quoted or listed on another organized market, an active trading market may not develop.

         Delisting from Nasdaq would likely make it more difficult for us to raise capital in the future. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. It could have an adverse effect on the trading price of our common stock, regardless of our actual operating performance. Delisting might also adversely affect our relationships with vendors and customers, and may subject our common stock to the "penny stock rules" contained in Section 15(g) of the Securities Exchange Act of 1934.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders

         Our directors, executive officers and affiliates currently beneficially own approximately 28% of the outstanding shares of our common stock. Accordingly, these stockholders will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of our disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, we are not a party to any material legal proceedings.

         On November 13, 2001, a securities class action complaint was filed in the United States District Court for the Southern District of New York against Predictive, four investment banks that underwrote the Company's initial public offering, and three of the Company's former officers and directors. This action has been coordinated with over three hundred virtually identical actions against other companies and the investment banks that underwrote their initial public offerings. The complaint filed against Predictive generally alleged that the underwriters obtained excessive and undisclosed commissions from customers who received allocations of shares in the Company's initial and secondary public offerings and that the underwriters maintained artificially inflated prices in the after market through "tie-in" arrangements, which required customers to buy additional shares of the Company's stock at pre-determined prices in excess of the offering prices. The complaint further alleged that the Company and certain of its officers and directors violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 because the Company's registration statement did not disclose the underwriters' purported misconduct. On April 20, 2002, the plaintiffs amended their complaint, abandoning the Section 12(a)(2) claim, but alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and of Rule 10b-5 promulgated thereunder. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased the Company's stock pursuant to the registration statements. On July 15, 2002, the Company and three former officers and directors joined a motion to dismiss filed on behalf of the issuer defendants. The Company believes that the allegations against it are without merit and intends to defend the case vigorously.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5. OTHER INFORMATION

The Audit Committee of the Board of Directors approved the categories of all non-audit services performed by the Company's independent accountants during the period covered by this report.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a) The following exhibits are filed as part of this report:

10.1 Employment Agreement , dated August 26, 2002, by and between the Registrant and Neeraj Sethi.

10.2 Employment Agreement , dated September 19, 2002, by and between the Registrant and Shawn Kreloff.

10.3 Employment Agreement , dated November 11, 2002, by and between the Registrant and Shirley Howell.

10.4 Employment Agreement , dated November 11, 2002, by and between the Registrant and Gary Papilsky.

99.1 Certification under Section 906 of the Sarbanes-Oxley Act.

 (b) The Company filed six reports on Form 8-K during the three months ended September 30, 2002 and one report filed after September 30, 2002 through the date hereof. Information regarding the items reported on is as follows:

July 30, 2002. The Company announced that Braden Kelly had resigned from its Board of Directors.

August 27, 2002. The Company announced that Neeraj Sethi, the Company's acting Chief Financial Officer was named the Company's Chief Financial Officer on a permanent basis.

September 4, 2002. The Company announced that John Jacobs had resigned from its Board of Directors.

September 16, 2002. The Company announced that Howard Morgan had joined its Board of Directors and that Ronald Pettengill had resigned from its Board of Directors.

September 19, 2002. The Company announced that it will expense the cost of stock options by adopting the fair value method of accounting for stock options contained in SFAS No. 123, Accounting for Stock-Based Compensation. The Company also announced that it will offer its employees the opportunity to participate in a voluntary stock option exchange program.

September 23, 2002. The Company announced that it had named Shawn Kreloff as Executive Vice President of Sales and Business Development.

October 22, 2002. The Company announced the completion of its voluntary stock option exchange program and the amendment of certain of its CEO's options to give them the same terms as if they had been eligible for the voluntary option exchange program.

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PREDICTIVE SYSTEMS, INC.
                                  (Registrant)


Date:    November 14, 2002     /s/ ANDREW ZIMMERMAN
                              -----------------------------------------
                                   Name: Andrew Zimmerman
                                   Title: Chief Executive Officer
                                   (principal executive officer)

Date:    November 14, 2002     /s/ NEERAJ SETHI
                              -----------------------------------------
                                   Name: Neeraj Sethi
                                   Title: Chief Financial Officer
                                   (principal accounting and financial officer)

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Andrew Zimmerman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Predictive Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

By: /s/ Andrew Zimmerman
    ------------------------
        Name: Andrew Zimmerman
        Title: Chief Executive Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Neeraj Sethi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Predictive Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

By: /s/ Neeraj Sethi
    ------------------------
        Name: Neeraj Sethi
        Title: Chief Financial Officer