Form 10-K
period 2002-12-31
PREDICTIVE SYSTEMS INC
filed 2003-03-31
CIK 727489

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                        Commission file number 000-30422

                            PREDICTIVE SYSTEMS, INC.

             (Exact name of Registrant as specified in its charter)

             DELAWARE                                13-3808483
             (State of incorporation)             (I.R.S. Employer
                                                   Identification Number)

                              --------------------

                         19 West 44th Street, 9th Floor
                            New York, New York 10036
                                 (212) 659-3400
   (Address, including zip code, and telephone number, including area code, of
                    Registrant's principal executive offices)
                            http://www.predictive.com
                               (Registrant's URL)

        Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock Par
                             Value $0.001 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $8,282,944 (based on the last reported sale price on the NASDAQ SmallCap Market on that date).

The number of shares outstanding of the registrant's common stock as of March 27, 2003 was 38,158,107.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Portions of the Registrant's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, or if no such proxy statement is filed with the Securities and Exchange Commission by April 30, 2003, an amendment to this Annual Report on Form 10K, are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

                                                                         Page
                                                                       ---------
PART I
   Item 1.    Business. ...........................................        4
   Item 2.    Properties ..........................................       16
   Item 3.    Legal Proceedings. ..................................       17
   Item 4.    Submission of Matters to a Vote of Security Holders.        17
PART II
   Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters.................................       18
   Item 6.    Selected Consolidated Financial Data ................       20
   Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations. ................       21
   Item 7A.   Quantitative and Qualitative Disclosures about
              Market Risk. ........................................       39
   Item 8.    Financial Statements and Supplementary Data. ........       39
   Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure .................       75
PART III
   Item 10.   Directors and Executive Officers of the Registrant. .       76
   Item 11.   Executive Compensation. .............................       76
   Item 12.   Security Ownership of Certain Beneficial Owners and
               Management..........................................       76
   Item 13.   Certain Relationships and Related Transactions. .....       76
   Item 14.   Controls and Procedures ..............................      76
   Item 15.   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.........................................       76
SIGNATURES. .......................................................       79

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking, including statements pertaining to: our revenue, earnings, cash flow and liquidity; our strategy relating to network technologies; the industries in which we operate; our product development plans and investments; future acquisitions; international operations; cost savings arising from our restructurings; and legal proceedings and litigation matters. You can identify these and other forward-looking statements by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue" or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Annual Report under the heading "Risk Factors." All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements.

                                     PART I

Item 1. Business

Overview

         We are a leading independent network infrastructure and security consulting company focused on helping global enterprises and service providers harness the power of network technology. Specifically, we build, optimize, and secure high-performance infrastructures that deliver measurable results by increasing operational efficiency, mitigating risk, and empowering our Fortune 1000 clients' business initiatives. Our BusinessFirst(TM) approach ensures that we deliver measurable, sustainable results to clients that allow them to benefit from our collective, in-depth experience. With BusinessFirst, we prioritize a client's goals and deliver business-driven solutions. Our expertise spans a multitude of disciplines including enterprise management, performance, network design, and management and information security. We believe that this range of services along with our business-oriented approach is unique in the industry.

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

Industry Background

         Over the past few years, a number of trends have emerged that begin to push the envelope of the current iteration of corporate networks. The developing concept of "pervasive computing," based heavily on personal digital assistants
(PDAs), Web-enabled phones, and other appliance-type devices, coupled with the increasing adoption of the concept that computer networks should be viewed as a utility, have begun to push the limits of the current generation of security and network management models.

         Whereas networks have traditionally been built around the notion of physical environments, in which users and data were often co-located, we believe future networks are likely to be more "transparent"; that is, networks will be architected around the location of data and applications, as opposed to individual users or machines. In addition, organizations must adapt their current security models to be more flexible and configurable, without compromising the strength of the security provided. This new concept of "transparent networking" creates a new set of issues for large corporations:

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

o Customer environments must be able to create highly-personalized client experiences, and networks must be able to support those abstract personalized experiences in the physical network.

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

         Business-driven, Results-Oriented Approach. Using our proprietary Business Analysis methodology, Operational Risk capabilities, Business Process Engineering teams and our structured Program and Project Management teams, we can demonstrate the business value of technology solutions in specific and measurable terms, thereby enabling our clients to incorporate objective and quantifiable analysis into their technology investment decisions. We provide our clients with a detailed analysis of the financial benefit of a project by quantifying factors such as business risks, total cost of ownership and operational efficiency. As a result, our clients can gain a clear understanding of the benefits that they will derive from their network technology and security investments and a measure of certainty about how their technology investments will be translated into tangible and measurable improvements to their business processes.

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

         In-Depth Network Infrastructure and Security Expertise. Our consultants are organized into disciplines that span the cornerstones of network infrastructure and security: network design and engineering; Global Integrity Security; network and systems management; integrated customer service and performance management. This enables our consultants to gain in-depth expertise and become intimately familiar with the best practices within each of those disciplines. More importantly, it enables us to leverage the knowledge base within each practice group to provide our clients with cross-functional teams of consultants that are better equipped to address their varying needs in a coordinated and efficient manner.

Strategy

         Continue to Attract and Retain Highly Qualified Consultants. We intend to continue to attract and retain highly qualified consultants by providing them with a rich environment and culture in which to work, and by offering them attractive professional development and compensation opportunities. We generally recruit consultants who have significant technical expertise and offer them the ability to accelerate their career development by working with sophisticated technologies in complex, multi-vendor environments. We have established a formal training program which is designed to improve the skills and productivity of our consultants. We intend to continue to promote our corporate culture with stated values and invest in the training and development of our consultants.

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

         Establish Additional and Broaden Existing Strategic Relationships. We have developed a number of strategic relationships, including alliances with Cisco Systems, InfoVista , Micromuse, SMARTS and Symantec, and. Under these relationships, our partners recommend or directly resell our services to their clients. We intend to continue to expand the scope of these relationships and to develop new strategic alliances to further broaden the indirect sales channel for our services.

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

These five disciplines are:

         o        network design and engineering;

         o        network and systems management;

         o        integrated customer service;

         o        performance management; and

         o        Global Integrity Security.

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

Advanced Technology Evaluation/Migration.........    Helps clients choose the right technologies to meet
                                                     their business objectives and maximize their
                                                     competitive advantage in planning new network
                                                     services or upgrading existing ones. The services
                                                     include technology impact studies, technology
                                                     evaluation and testing, and failure and performance
                                                     analyses.

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

         Integrated Customer Service. Our integrated customer service discipline helps organizations build proactive, customer-focused service centers that handle all types of customer inquiries and drive service management. Our solutions bring together a variety of management disciplines, including problem management and asset management and service level management.

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

         The following table lists some of the services provided by our Global Integrity Services business unit:

                     Service                                            Description
-------------------------------------------------    -------------------------------------------------
TrustCheck(TM) Assessment........................    Provides a consistent, quantitative measure of
                                                     information security for an organization, technical
                                                     infrastructure or application.  Pinpoints
                                                     vulnerabilities and develops a specific ranking
                                                     that compares the client's security to its industry
                                                     peers.

Ethical Hacking..................................    Attacks a client's network infrastructure and
                                                     applications in order to determine how they might
                                                     be penetrated by a hacker.

Security Architecture Design and Implementation..    Design and implement secure networks, systems and applications to be deployed throughout a client's infrastructure
                                                     using sophisticated technologies.

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

GlobalSecure(TM) Management and Monitoring
Services.........................................    Services include the remote monitoring and management
                                                     of firewalls and intrusion detection systems. Powered
                                                     by our partner, Riptech, these services provide 24x7
                                                     vigilance of a client's security systems to ensure
                                                     that attacks, incidents, and other security issues
                                                     are detected and acted upon as quickly as possible.

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

Clients

         We have provided professional network and security services to a variety of clients across a broad range of industries, including:

AIG                             Citigroup                       McDonald's
AT&T                            Devon Energy                    Pfizer
Bear Stearns                    Cox Communications              Rabobank
BellSouth                       JPMorgan Chase                  Time
Cable & Wireless                Maher Terminals                 Verizon

Sales and Marketing

         We have developed direct and indirect sales channels for the sale of our services. To facilitate our direct sales effort we have developed the infrastructure necessary to capture and track the major sales indicators through the sales cycle. Additionally, a significant amount of time and effort has been and will continue to be invested in the development of tools, training materials and training for sales and technical personnel. We have developed a number of strategic relationships, including alliances with Cisco Systems, InfoVista , Micromuse, SMARTS and Symantec. Under these relationships, our partners recommend or directly resell our services to their clients, including our consulting services on a project outsource basis. We intend to continue to expand the scope of these relationships and to develop new strategic alliances to further broaden the indirect sales channel for our services.

Human Resources

         We seek to attract, train, retain and deliver the highest level of technical talent. We believe that our proactive approach gives us a strong competitive edge in the marketplace and a scalable, consistently high standard of service delivery. As of March 15, 2003, we had 200 full-time employees.

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

International Operations

    We currently have offices in the United Kingdom and the Netherlands. The scope of our international operations includes service delivery and sales and marketing. Geographic revenue classification is based on the country in which the sale is invoiced. Revenue for the fiscal year ended December 31, 2002 was 82% North America and 18% international, 89% North America and 11% international for the comparable period in 2001 and 91% North America and 9% international for the comparable period in 2000.

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

Adverse market conditions, particularly those affecting the professional services industry, may impair our operating results

         Our results depend on market conditions affecting the technology industry in general and the telecommunications and enterprise sectors in particular. Adverse market conditions in the sectors in which we operate could delay buying decisions or cause projects to be deferred, reduced in scope or discontinued. These sectors are experiencing a drastic downturn. We can not predict how long this contraction will last, or the timing or strength of a recovery, if any. If market conditions and corporate spending in these sectors do not improve, our business, financial condition and operating results will continue to suffer.

We have lost money from operations in the past and expect to incur additional losses for the foreseeable future, which could impact our stock price and liquidity.

         Our net loss for the 12 months ended December 31, 2002 was $61.9 million. As of December 31, 2002, our accumulated deficit was $206.3 million. We expect to generate significant net losses for the foreseeable future and may never achieve profitability. If we do not achieve profitability, our stock price may decline. In addition, we may not be able to generate sufficient cash from our operations to meet additional working capital requirements, support additional capital expenditures or take advantage of acquisition opportunities. Accordingly, we may need to raise additional capital in the future. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are unable to raise additional funds when needed, our ability to operate and grow our business could be impeded.

Because most of our revenues are generated from a small number of clients, our revenues are difficult to predict and the loss of one client could significantly reduce our revenues

         During the year ended December 31, 2002, BellSouth and Pfizer accounted for approximately 15.0% and 13.7%, respectively of revenues before reimbursed expenses. Our five largest clients accounted for approximately 45.4% of revenues before reimbursed expenses for the year ended December 31, 2002. For the year ended December 31, 2001, our five largest clients accounted for approximately 40.6% of our revenues before reimbursed expenses. If one of our major clients discontinues or significantly reduces the use of our services, we may not generate sufficient revenues to offset this loss of revenues and our net loss will increase. In addition, the non-payment or late payment of amounts due from a major client could adversely affect us. As of December 31, 2002, the accounts receivable from BellSouth and Pfizer were approximately $524,977 and $341,832, respectively, which related to work performed in October through December 2002. We believe that we will continue to depend on a small number of large customers for a significant portion of our revenues.

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

         o the ability of our clients to meet their payments obligations to us; and

         o        the timing and extent of training.

         Many of these factors are beyond our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. In addition, our operating results may be below our own expectations or the expectations of public market analysts or investors in some future quarter. If this occurs, the price of our common stock is likely to decline.

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects

         We derive a substantial portion of our revenues from fixed-price projects. For the years ended December 31, 2002 and 2001, fixed-price projects accounted for 37.0% and 48.2% of revenues before reimbursed expenses, respectively. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed the price, which could result in a loss on the project and an increase in net loss. We recognize revenues from fixed-price projects based on our estimate of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on a fixed-price project may not accurately reflect the final results of the project and we would be required to record an expense for these periods equal to the amount by which our revenues were previously overstated.

Our operating results may fluctuate due to seasonal factors, which could result in greater than expected losses

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

                    Risks Related to Our Strategy and Market

We may have difficulty managing the fluctuations in the demand for our services, which could have adverse effects on our business

         Our business has recently experienced lower revenues due to decreased customer demand for our services. Since December 31, 2000, to scale back our operations and to reduce our expenses in response to this reduced demand for our services, we have decreased our headcount to 236 employees as of December 31, 2002 from approximately 691 employees as of December 31, 2000. While this action has positively impacted our results of operations, there are several risks inherent in our efforts to transition to a smaller workforce. Reducing the size of our workforce could have adverse effects on our business by reducing our pool of technical talent, making it more difficult for us to respond to customers, limiting our ability to provide increased services quickly if and when the demand for our services increases, and limiting our ability to hire and retain key personnel. A key part of our strategy going forward is to grow our business. In order to achieve this growth, demand for our services must increase. If the opportunity to grow our business arises, we may need to modify our financial and management controls, reporting systems and procedures and to train our work force. We may not be able to do so successfully, causing our earnings to be lower than they might otherwise be.

Our management team has experienced significant turnover, which could interrupt our business and adversely affect our growth

         Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. Neeraj ("Berry") Sethi was appointed our Chief Financial Officer in August 2002 and Shawn Kreloff was appointed our Executive Vice President of Sales and Business Development in September 2002. In addition, in connection with our recent reductions in staff, many members of our senior management team have either departed, or been redeployed and given new responsibilities. If the restructuring of our senior management team does not lead to the results we expect, our ability to effectively deliver our services, manage our company and carry out our business plan may be impaired.

We may not be able to hire and retain qualified network systems and security consultants, which could affect our ability to compete effectively

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

         We may be unable to develop and introduce new services or enhancements to existing services in a timely manner or in response to changing market conditions or client requirements. We may experience difficulties or delays in our development efforts with respect to new services or enhancements, and may not ultimately be successful in developing them. Any significant delay in releasing new services or enhancements could adversely affect our reputation, give a competitor a first-to-market or cause a competitor to achieve greater market share.

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

Our business may suffer if we fail to adapt appropriately to the challenges associated with operating internationally

         We operate internationally in The United Kingdom and The Netherlands. Operating internationally may require us to modify the way we conduct our business and deliver our services in these markets. We anticipate that we will face the following challenges internationally:

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

The war with Iraq and continued threats of terrorism may harm our business and negatively impact the U.S. and global economy.

         The economic uncertainty resulting from the unpredictability of military action and other responses associated with the war with Iraq may negatively impact consumer as well as business confidence in the near term. In addition, the continued threat of terrorism and heightened security measures in response to this threat have caused and may continue to cause significant disruptions to commerce throughout the world. To the extent that this economic uncertainty and these continued disruptions result in a general decrease in corporate spending on information technology, our business, revenues and results of operations could be harmed. We are unable to predict whether the war with Iraq, threats of terrorism or the response thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, strategy, results of operations or financial condition.

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

We may have to defend against intellectual property infringement claims, which could be expensive and, if we are not successful, could disrupt our business

         We cannot be certain that our services, the finished products that we deliver or materials provided to us by our clients for use in our finished products do not or will not infringe valid patents, copyrights, trademarks or other intellectual property rights held by third parties. As a result, we may be subject to protracted and costly legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability and materially disrupt the conduct of our business. We may also be required to obtain a license from a third party or cease activities utilizing a third party's proprietary rights.

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

Due to the fact that our stock price had not met the $1.00 minimum price requirement of the Nasdaq National Market, our common stock is no longer listed on the Nasdaq National Market, which may adversely impact the liquidity of your shares.

         Our common stock is currently listed on the Nasdaq SmallCap Market. The trading volume of our common stock listed on the Nasdaq SmallCap Market has been significantly less than the historical volume when our common stock was listed on the Nasdaq National Market, and accordingly, there may not be significant liquidity if and when you desire to sell your shares. This lack of liquidity may result in holders not being able to purchase or sell shares as quickly and inexpensively as they have done historically, and may impact the trading price of our common stock.

         The Nasdaq SmallCap Market also maintains a $1.00 minimum price requirement. On March 27, 2003, the price of our common stock was $0.28. We have until July 21, 2003 to regain compliance with the minimum bid requirement, subject to possible extension if we meet certain requirements to extend such compliance period. There is no assurance we will meet the required criteria, or that this compliance period will be extended in the event we do not. If we are delisted from the Nasdaq SmallCap Market, we may be unable to have our common stock listed or quoted on any other organized market. Even if our common stock is quoted or listed on another organized market, an active trading market may not develop, and our ability to raise financing will be materially and adversely affected.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders

         Our directors, executive officers and affiliates currently beneficially own approximately 28.9% of the outstanding shares of our common stock. Accordingly, these stockholders will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.

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

                              Available Information

         Our reports filed with Securities and Exchange Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://www.predictive.com, when such reports are available on the Securities and Exchange Commission website.

Item 2. Properties

         Our principal executive offices are located in New York, New York. We also lease office space in California, Georgia, Minnesota, New Jersey, Virginia, England and The Netherlands.

         We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

Item 3. Legal Proceedings

         Except as set forth below, we are not a party to any material legal proceedings.

         Certain investment bank underwriters, and certain of our directors and officers have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned In Predictive Systems, Inc. Initial Public Offering Securities Litigation, 01 Civ. 10059 (SAS). This is one of a number of cases challenging underwriting practices in the initial public offerings ("IPOs") of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92
(SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against the Company claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and Secondary Offering and seeks unspecified damages on behalf of a purported class of persons who purchased the Company's securities or sold put options during the time period from October 27, 1999 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order denying our motion to dismiss certain of the claims in the complaint. We believe we have meritorious defenses against the allegations in the complaint and intend to defend the case vigorously.

         On or about November 13, 2002, ICG Communications filed a claim against the Company in the Federal Bankruptcy Court alleging that approximately $4.3 million in payments that the Company received from ICG within the 90 days preceding ICG's bankruptcy filing were voidable as preferential transfers under section 547 of the United States Bankruptcy Code. On March 27, 2003 the Company and ICG reached an agreement to settle this claim for $350,000. This agreement is subject to bankruptcy court approval.

         In February 28, 2003, Brian Mulvey, a former employee of the Company, and his wife Nancy Mulvey, filed a lawsuit in the Superior Court of New Jersey against the Company and four of our managers. The Mulveys have alleged that during Brian Mulvey's employment with the Company, he was subjected to age discrimination, sexual harassment and other such conduct. Nancy Mulvey is Brian's Mulvey's wife, but was never employed with the Company. Plaintiffs seek an unspecified amount of compensatory damages, emotional distress damages, punitive damages, attorneys' fees and costs. We deny the allegations of the complaint and plan to vigorously defend the case.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2002 Annual Meeting of Stockholders on December 10, 2002. At that meeting, the stockholders approved the following proposals: (i) the election of Inder Sidhu and William L. Smith as Class III directors to serve on the Board of Directors until the 2005 Annual Meeting of Stockholders, (ii) the amendment of our 1999 Stock Incentive Plan to (a) increase the maximum number of options or shares that may be granted to one person in any calendar year to 2,000,000 from 500,000; and (b) increase the number of options issued to non-employee Board members upon their initial appointment to the Board and upon the date of each Annual Meeting of Stockholders to 75,000 and 10,000 shares, respectively, from 25,000 and 2,500 shares, respectively, (iii) the amendment of our 1999 Employee Stock Purchase Plan to increase the number of shares of our common stock that may be issued thereunder from 750,000 shares up to a maximum of 1,150,000 shares, and (iv) the ratification of the Board of Directors' decision to select Deloitte & Touche LLP as our independent public accountants for the year ending December 31, 2002.

There were 31,129,857 votes cast for, 557,654 votes cast against and 0 abstentions in connection with the election of Inder Sidhu as a Class III Director. There were 29,950,795 votes cast for, 1,736,716 votes cast against and 0 abstentions in connection with the election of William L. Smith as a Class III Director.. There were 27,572,086 votes cast for, 4,111,980 votes cast against and 3,445 abstentions in connection with the approval of an amendment to our 1999 Stock Incentive Plan to (a) increase the maximum number of options or shares that may be granted to one person in any calendar year to 2,000,000 from 500,000; and (b) increase the number of options issued to non-employee Board members upon their initial appointment to the Board and upon the date of each Annual Meeting of Stockholders to 75,000 and 10,000 shares, respectively, from 25,000 and 2,500 shares, respectively. There were 30,017,428 votes cast for, 1,667,313 votes cast against and 2,770 abstentions in connection with the approval of an amendment to our 1999 Employee Stock Purchase Plan to increase the number of shares of common stock that may be issued thereunder from 750,000 shares up to a maximum of 1,150,000 shares. There were 31,659,515 votes cast for, 21,701 votes cast against and 6,295 abstentions in connection with ratification of the Board of Director's decision to select Deloitte & Touche LLP as our independent public accountants for the year ending December 31, 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

         Our common stock has been quoted on the Nasdaq SmallCap Market under the symbol PRDS since December 13, 2002 and on the Nasdaq National Market under the symbol PRDS from our initial public offering on October 27, 1999 to December 12, 2002. The following table sets forth, for the period indicated, the high and low sale prices per share of the common stock as reported on the Nasdaq National Market and Nasdaq SmallCap Market.

                                                           High      Low
                                                           -----    -----

 First Quarter  2001 .................................     9.19     2.00
 Second Quarter 2001 .................................     5.40     1.19
 Third Quarter  2001 .................................     4.00     0.70
 Fourth Quarter 2001 .................................     2.08     0.70
 First Quarter  2002 .................................     2.58     1.25
 Second Quarter 2002 .................................     1.55     0.31
 Third Quarter  2002 .................................     0.37     0.13
 Fourth Quarter 2002 .................................     0.56     0.18

         On March 27 , 2003, the last sale price of our common stock reported on the Nasdaq SmallCap Market was $0.28 per share.

The Company maintains the 1999 Stock Incentive Plan (the "1999 Plan"), and the 1999 Employee Stock Purchase Plan (the "Purchase Plan"), pursuant to which it may grant equity awards to eligible persons. The following table sets forth information about equity awards under the Company's plans as of the close of the fiscal year ended December 31, 2002.

                                                        (a)                   (b)                       (c)
                                                     Number of
                                                  Securities to be        Weighted-             Number of Securities
                                                    Issued upon        Average Exercise         Remaining Available for
                                                    Exercise of            Price of            Future Issuance under
                                                   Outstanding           Outstanding             Equity Compensation
                                                     Options,              Options,                Plans (Excluding
                                                   Warrants and          Warrants and                 Securities
                Plan Category                         Rights                Rights             Reflected in Column (a))
-------------------------------------------           ------                ------             ------------------------
Equity compensation plans approved
   by security holders.....................          7,715,836                $0.89                  13,140,506 (1)/(2)
Equity compensation plans not
   approved by security holders (3)........          1,298,730                $0.33                           0
         Total.............................

(1) The 1999 Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the 1999 Plan will increase by a number of shares equal to 1% of the outstanding shares on the day preceding (December 31), but no such annual increase will exceed 500,000 shares.

(2) Of these shares, 698,535 shares remain available for purchase under the Purchase Plan.

(3) There remained outstanding as of December 31, 2002 59,959 stock options under the 1996 Synet Stock Option Plan and 2,625 stock options under the Global Integrity 1998 Stock Incentive Plan with a weighted average exercise price of $2.70 and $7.62 per share, respectively. The Company assumed the options under these plans in connection with its acquisition of Synet Service Corporation and Global Integrity Corporation, respectively, in the fourth quarter of 2000. No further awards will be made under either option plan. Statistics regarding these plans are not included in the above table.

Holders

         As of March 27, 2003, we had approximately 136 holders of record of our common stock.

Dividends

         We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not intend to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         On September 19, 2002, we sold 238,095 shares of our common stock to Shawn Kreloff, one of our officers, at a price of $0.21 per share for total proceeds of $49,999.95 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 6. Selected Consolidated Financial Data

         The selected consolidated balance sheet data as of December 31, 2002 and 2001 and the selected consolidated statements of operations data for the years ended December 31, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2000, 1999 and 1998 and the selected consolidated statements of operations data for the years ended December 31, 1999 and 1998 have been derived from our consolidated audited financial statements not included in this annual report.

         The selected consolidated financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes to those statements included elsewhere in this annual report.

                                                                                 Year Ended December 31,
                                                                   --------------------------------------------------
                                                                     2002       2001       2000       1999      1998
                                                                   --------    -------   -------    -------   -------
                                                                          (in thousands, except per share data)
Statement of Operations Data:
Revenues:
 Professional services .........................................   $ 44,891   $ 66,217   $ 85,325   $ 50,698  $ 23,858
 Reimbursed expenses ...........................................      1,253      1,872      2,921      1,054       398
 Hardware and software sales ...................................      3,816      1,991      2,950      2,047     2,065
                                                                   --------    -------    -------    -------   -------
    Total revenues .............................................     49,960     70,080     91,196     53,799    26,321
Cost of Revenues:
 Professional services .........................................     31,685     50,518     47,420     25,699    12,861
 Reimbursed expenses............................................      1,253      1,872      2,921      1,054       398
 Hardware and software..........................................      3,419      2,090      2,201      1,766     1,699
                                                                   --------    -------    -------    -------   -------
    Total cost of revenues .....................................     36,357     54,480     52,542     28,519    14,958
                                                                   --------    -------    -------    -------   -------
Gross profit ...................................................     13,603     15,600     38,654     25,280    11,363
Operating Expenses:
 Sales and marketing ...........................................      8,027     15,830     12,290      8,478     3,433
 General and administrative ....................................     20,372     42,058     32,231     16,809     8,184
 Depreciation and amortization .................................      1,708      2,873      1,657        756       568
 Intangibles amortization ......................................      1,961     21,933      2,912        327        --
 Loss on equipment..............................................         --        443         --         --        --
 Impairment of goodwill and intangibles.........................      9,305     60,485         --         --        --
 Impairment of property and equipment...........................      4,510         --         --         --        --
 Restructuring and other charges................................      7,468     14,672         --         --        --
 Loss on long-term investments in related parties...............         --      2,000         --         --        --
 Noncash charges for stock-based compensation and services......        329        276        158         48        --
                                                                   --------    -------    -------    -------   -------
Operating loss .................................................    (40,077)  (144,970)   (10,594)    (1,138)     (822)
Other income(expense):
 Interest income ...............................................        411      2,565      7,261        944        58
 Other income (expense) ........................................      1,123        (51)      (268)        76         1
 Interest expense ..............................................        (35)       (52)      (191)      (157)     (324)
                                                                   --------    -------    -------    -------   -------
Loss before income tax provision (benefit) and cumulative
 effect of change in accounting principle.......................    (38,578)  (142,508)    (3,792)      (275)   (1,087)
Income tax provision (benefit) .................................         40     (1,635)        95        682      (460)
                                                                   --------    -------    -------    -------   -------
Loss before cumulative effect of change in accounting principle.    (38,618)  (140,873)    (3,887)      (957)     (627)
Cumulative effect of change in accounting principle.............    (23,308)        --         --         --        --
                                                                   --------    -------    -------    -------   -------
Net loss........................................................   $(61,926) $(140,873)  $ (3,887)  $   (957) $   (627)
                                                                   ========    =======    =======    =======   =======
Basic and diluted loss per common share before cumulative
 effect of change in accounting principle.......................   $  (1.03) $   (3.91)  $  (0.15)  $  (0.08) $  (0.11)
Cumulative effect of change in accounting principle.............      (0.63)        --         --         --        --
                                                                   --------    -------    -------    -------   -------
Basic and diluted net loss per common share.....................   $  (1.66) $   (3.91)  $  (0.15)  $  (0.08) $  (0.11)
                                                                   ========    =======    =======    =======   =======
Basic and diluted weighted average common shares outstanding....     37,331     36,008     26,274     12,138     6,015
                                                                   ========    =======    =======    =======   =======

         See Note 4 to our consolidated financial statements for an explanation of the number of shares used in per share computations.

                                                                        December 31,
                                                      -------------------------------------------------
                                                       2002        2001        2000     1999      1998
                                                     --------    --------    -------   ------    ------
                                                                       (in thousands)
Balance Sheet Data:
Cash and cash equivalents ........................  $ 19,465   $ 41,278    $ 80,059   $ 89,634  $    --
Marketable securities ............................        --         --       3,794      2,018       --
Working capital ..................................    21,675     41,262      99,631    102,092    2,365
Total assets .....................................    32,210    102,493     246,329    117,250   13,677
Total stockholders' equity .......................    24,466     84,937     223,694    108,502    2,026

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in "Risk Factors" starting on page 11 and elsewhere in this Annual Report.

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

         Our cost of revenues consists of costs associated with our professional services and hardware and software purchases. Costs of revenues associated with professional services include compensation and benefits for our consultants and project-related travel expenses that are not reimbursed by our clients. Costs of hardware and software purchases consist of acquisition costs of third-party hardware and software that is resold.

         Given the continuing uncertainty in the professional network consulting services marketplace, we believe that our quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as indications of future performance.

         On August 12, 1999, we acquired Network Resource Consultants and Company B.V. ("NRCC") for an aggregate purchase price of approximately $4.3 million. The purchase price was paid in the form of 1,062,814 shares of our common stock in exchange for all of the outstanding capital stock of NRCC. The acquisition was accounted for as a purchase and resulted in intangible assets of approximately $4.3 million representing the excess purchase price over the fair value of the net tangible assets acquired. Subsequent to the acquisition and until the adoption of SFAS 142 on January 1, 2002, goodwill was being amortized on a straight-line basis over a period of five years. In December 2002, our subsidiary in Germany, which is included in our International Consulting reporting unit, filed for bankruptcy. The provisions of SFAS 142 required that we review goodwill associated with our International Consulting reporting unit as a result of the bankruptcy filing. Based on the analysis of goodwill associated with the International Consulting reporting unit it was determined that impairment existed at December 31, 2002. As a result we have reduced goodwill for our International Reporting Unit which was recorded in connection with the acquisition of NRCC by approximately $561,000 for the year ended December 31, 2002.

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

         On October 16, 2000, we acquired Synet Service Corporation ("Synet") for an aggregate purchase price, valued at the time of the transaction, of approximately $33.4 million. The purchase price was paid in the form of 1,922,377 shares of our common stock, options to purchase 242,459 shares of our common stock and $9.0 million in cash, including certain transaction expenses, in exchange for all of the outstanding capital stock of Synet. The acquisition was accounted for as a purchase and resulted in intangible assets of approximately $33.4 million representing customer lists, workforce and the excess of the purchase price over the fair value of the net tangible assets acquired. During 2001, we adjusted the purchase price by $23,000 for the closing of certain offices and a reduction in workforce in connection with the acquisition plan and to adjust the final purchase price allocation. In the third quarter of fiscal 2001, we reviewed goodwill and the intangible assets for impairment due to revenue declines in this business in relation to prior periods and forecasted earnings and to the overall deterioration of market conditions in the enterprise sector. As a result of this review, an impairment loss of $18.2 million was recognized for the difference between the estimated value of Synet based on future discounted cash flows and the carrying amount of its assets and liabilities, including goodwill. Subsequent to the acquisition and until the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," (SFAS 142) on January 1, 2002, goodwill and the intangible assets were being amortized on a straight-line basis over periods of three to five years. Upon adoption of SFAS 142, we evaluated goodwill for impairment and determined that impairment existed as of January 1, 2002. Of the impairment charge recorded, approximately $7.0 million pertained to goodwill associated with the acquisition of Synet. Such impairment charge is included in the cumulative effect of change in accounting principle. Given the continuing decline in our revenues and market capitalization and the overall deterioration of market conditions in the enterprise sector, we also reviewed our long-lived assets for impairment during 2002 in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). Based on this review, we recognized an impairment charge to reduce the carrying value of our finite lived intangible assets, of which approximately $517,000 pertained to intangibles recorded in connection with the acquisition of Synet.

         On December 14, 2000, we acquired Global Integrity Corporation ("Global Integrity") for an aggregate purchase price, valued at the time of the transaction, of approximately $78.3 million. The purchase price was paid in the form of 5,240,275 shares of our common stock, options to purchase 551,048 shares of common stock and $31.5 million in cash, including certain transaction expenses in exchange for all of the outstanding capital stock of Global Integrity. The acquisition was accounted for as a purchase and resulted in intangible assets of approximately $81.1 million representing customer lists, workforce, trade names, developed technology and the excess of the purchase price over the fair value of the net tangible assets acquired. During 2001, we adjusted the purchase price by $3.3 million for the closing of certain offices and a reduction in workforce in connection with the acquisition plan and to adjust the final purchase price allocation. In the third quarter of fiscal 2001, we reviewed goodwill and the intangible assets for impairment due to revenue declines in this business in relation to prior periods and forecasted earnings and to the overall deterioration of market conditions in the enterprise sector. As a result of this review, an impairment loss of $42.3 million was recognized for the difference between the estimated value of Global Integrity based on future discounted cash flows and the carrying amount of its assets and liabilities, including goodwill. Subsequent to the acquisition and until the adoption of SFAS 142 on January 1, 2002, goodwill and the intangible assets were being amortized on a straight-line basis over periods of three to five years. Upon adoption of SFAS 142, we evaluated goodwill and our tradename intangible for impairment and determined that impairment existed as of January 1, 2002. Of the impairment charge recorded, approximately $16.3 million pertained to goodwill and tradenames associated with the acquisition of Global Integrity. Such impairment charge is included in the cumulative effect of change in accounting principle. Given the continuing decline in our revenues and market capitalization and the overall deterioration of market conditions in the enterprise sector, we also reviewed our long-lived assets for impairment during 2002 in accordance with the provisions of SFAS 144. Based on this review, we recognized an impairment charge to reduce the carrying value of our finite lived intangible assets, of which approximately $8.2 million pertained to intangibles recorded in connection with the acquisition of Global Integrity.

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

         For the year ended December 31, 2001, we recorded restructuring charges of $9.3 million in connection with our 2001 restructuring plan. Such charges consisted of $3.4 million in severance benefits and other related expenses for a reduction in headcount of 251 employees and $5.9 million in exit costs related to real estate and electronic equipment.

         In December 2001, we formed a strategic alliance with an unaffiliated third party (the "Alliance Partner") to outsource the monitoring services provided by our Managed Security Services division. As a result of this alliance, we established a restructuring plan that included the following: (1) a reduction of our workforce; (2) the write-off of equipment and software development costs associated with our security operations center which was no longer needed as a result of the outsourcing; and (3) non-recoverable costs incurred to convert clients to the Alliance Partner.

         For the year ended December 31, 2001, we reduced headcount by 12 employees and recorded restructuring charges of $4.4 million in connection with the outsourcing of our monitoring services. Such charges consisted of $315,000 in severance benefits, $798,000 in non-recoverable costs to convert clients to the Alliance Partner and other related charges, and $3.3 million for the write-off of equipment and software development costs associated with our security operations center, which was no longer needed as a result of the outsourcing.

         In 2002, we reversed $433,000 of the restructuring charges previously accrued in 2001 in connection with the outsourcing of our monitoring services. Of this amount, $150,000 was received from the sale of equipment previously written-off and an additional $283,000 was reversed for accruals, which were no longer considered necessary.

         In January 2002, our management foresaw the need to continue to lower the operating costs of the business given continuing difficult market conditions. Therefore, we established a 2002 restructuring plan that included the following: (1) a reduction in our workforce for both domestic and international operations related to professional consultant employees that had been underutilized for several months and also to employees that held various management, sales and administrative positions deemed to be duplicative functions; (2) the closing of additional domestic regional offices located in geographic areas that no longer cost justified remaining open; and (3) the discontinuance of electronic equipment leases and other expenses related to the reduction in workforce.

         For the year ended December 31, 2002, we recorded restructuring charges of $5.9 million in connection with our 2002 restructuring plan. Such charges consisted of $3.3 million in severance benefits and other related expenses for a reduction in headcount of 156 employees, $2.3 million in exit costs related to real estate and electronic equipment leases for the closing of domestic offices, and an increase to previously accrued exit costs in the amount of $181,000 resulting from favorable and unfavorable settlements and changes to subtenant assumptions for leased domestic offices.

         In December 2002, our subsidiary in Germany, Predictive AG, filed for bankruptcy resulting in the termination of the German operations. As a result, we recorded a restructuring charge equal to the net assets of Predictive AG in the amount of $284,000 and recorded an additional $25,000 in legal costs associated with the bankruptcy.

Critical Accounting Policies and Estimates

         This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies and estimates are:

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

         We recognize revenue for fixed price contracts in accordance with AICPA Statement of Position 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." When reliable estimates are available for the costs and efforts necessary to complete the consulting services and those services do not include contractual milestones or other acceptance criteria, we recognize revenue under the percentage of completion method based upon input measures, such as direct labor hours. When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer. Periodically we may encounter changes in the number of hours or other costs estimated to complete a project. When such circumstances occur, we make adjustments to the cost and profitability estimates for the contract in the period in which the changes become known. If such revisions indicate a loss will be incurred on the contract, we record the entire loss at such time. Under each arrangement, revenues are recognized when an agreement has been signed and the customer acknowledges an unconditional obligation to pay, the services have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable.

         Goodwill and Indefinite Lived Intangibles: Goodwill consists of the excess purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite lived intangibles consist of our tradename intangible. The carrying value of goodwill and indefinite lived intangibles are evaluated for impairment on an annual basis. We also review goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that their carrying amount may be impaired. If the carrying value of goodwill exceeds its implied value an impairment loss is recognized for an amount equal to the excess of the carrying value over the implied value. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Our reporting units utilized for evaluating the recoverability of goodwill and the indefinite lived intangibles are the same as our operating segments. Upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), we evaluated goodwill and our tradename intangible for impairment as required by that statement and determined that an impairment of $23.3 million existed at January 1, 2002. This impairment has been recorded in the financial statements as a cumulative effect of a change in accounting principle. An independent third party valuation specialist using a combination income and market approach determined the estimated fair value of our reporting units and our tradename intangible at January 1, 2002. In December 2002, our German subsidiary, which is included in our International Consulting reporting unit, filed for bankruptcy. The provisions of SFAS 142 required that we review goodwill associated with our International Consulting reporting unit for impairment as a result of the bankruptcy filing. Based on this review by an independent third party valuation specialist using a combined income and market approach it was determined that an impairment of $561,000 existed at December 31, 2002 related to the goodwill of the International Consulting reporting unit.

         Long-Lived Assets: Long-lived assets, including finite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset group is not recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset group exceeds its fair value. Given the projected operating performance over the remaining useful lives of the finite lived intangible assets and other long-lived assets for the US Consulting and Managed Security Services reporting units, it was determined that the carrying values of these assets were not recoverable. As a result, we recorded an impairment charge during 2002 related to finite lived intangibles and property and equipment of $8.7 million and $4.5 million, respectively. The fair values of the asset groups were determined based on the discounted cash flows expected to be generated from such asset groups over the estimated remaining useful life of the principle asset in each group.

         Stock-Based Compensation: In October 2002, we adopted the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Prior to the adoption of SFAS 123, we accounted for our stock-based compensation arrangements with our employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and complied with the disclosure provisions of SFAS 123. SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, we are required to apply the fair value method of accounting to all option grants issued or modified on or after January 1, 2002. The fair value method will not be applied to stock option awards granted in fiscal years prior to 2002. Such awards will continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent that prior years' awards are modified subsequent to January 1, 2002. As a result of adoption of SFAS 123, we recorded an additional charge to noncash charges for stock based compensation and services of approximately $210,000 for the year ended December 31, 2002. The Black-Scholes option-pricing model was used to determine the estimated fair value of stock options issued and modified during 2002. The use of this model required management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the equity instruments and the risk free rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were performed.

         Income Taxes: Operating losses in prior periods have generated significant state and federal tax net operating losses, or NOL carryforwards. Generally accepted accounting principles in the United States require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. Due to our history of unprofitable operations and our expected losses for the foreseeable future, we have recorded a valuation allowance equal to 100% of these deferred tax assets. It is possible, however, that we could be profitable in the future at levels which would cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

Results of Operations

         The following table sets forth certain financial data for the periods indicated expressed as a percentage of total revenues:

                                                                                    December 31,
                                                                          --------------------------------
                                                                            2002       2001        2000
                                                                          --------   --------    ---------
Revenues:
 Professional services ...............................................       89.9%       94.5%       93.6%
 Reimbursed expenses..................................................        2.5         2.7         3.2
 Hardware and software sales .........................................        7.6         2.8         3.2
                                                                          -------     -------     -------
   Total revenues.....................................................      100.0       100.0       100.0
Cost of Revenues:
 Professional services ...............................................       63.4        72.0        52.0
 Reimbursed expenses..................................................        2.5         2.7         3.2
 Hardware and software  ..............................................        6.9         3.0         2.4
                                                                          -------     -------     -------
   Total cost of revenues.............................................       72.8        77.7        57.6
                                                                          -------     -------     -------
Gross profit..........................................................       27.2        22.3        42.4
Operating Expenses:
 Selling and marketing ...............................................       16.0        22.6        13.5
 General and administrative ..........................................       40.8        60.0        35.4
 Depreciation and amortization .......................................        3.4         4.1         1.8
 Intangibles amortization ............................................        3.9        31.3         3.2
 Loss on equipment....................................................         --         0.6          --
 Impairment of goodwill and intangibles...............................       18.6        86.3          --
 Impairment of property and equipment.................................        9.0          --          --
 Restructuring and other charges......................................       14.9        20.9          --
 Loss on long-term investments in related parties.....................         --         2.9          --
 Noncash charges for stock-based compensation and services ...........        0.7         0.4         0.2
                                                                          -------     -------     -------
Operating loss........................................................      (80.1)     (206.8)      (11.7)
Other income (expense), net...........................................        2.2        (0.1)       (0.3)
Interest income, net..................................................        0.8         3.6         7.8
                                                                          -------     -------     -------
Loss before income tax provision (benefit) and cumulative
 effect of change in accounting principle.............................      (77.1)     (203.3)       (4.2)
Income tax provision (benefit) .......................................        0.1        (2.3)        0.1
                                                                          -------     -------     -------
Loss before cumulative effect of change in accounting principle.......      (77.2)     (201.0)       (4.3)
Cumulative effect of change in accounting principle...................      (46.7)         --          --
                                                                          -------     -------     -------
Net loss..............................................................     (123.9)%    (201.0)%      (4.3)%
                                                                          =======     =======     =======

Years Ended December 31, 2002 and 2001

         Revenues. Our principal source of revenues is fees from professional services. Total revenues decreased 28.7% to $50.0 million for the year ended December 31, 2002 from $70.1 million for the year ended December 31, 2001. Revenues from professional services decreased 32.2% to $44.9 million for the year ended December 31, 2002 from $66.2 million for the year ended December 31, 2001. This decrease was primarily due to difficult market conditions affecting the technology industry in general and the telecommunications and enterprise sector in particular. These sectors are experiencing a drastic downturn and that downturn has adversely impacted our ability to secure new business. Reimbursed expenses decreased 33.1% to $1.3 million for the year ended December 31, 2002 from $1.9 million for the year ended December 31, 2001. This decrease was primarily attributable to the nature of the customer contracts in addition to the overall decline in professional services revenues. Revenues from hardware and software sales increased 91.7% to $3.8 million for the year ended December 31, 2002 from $2.0 million for the year ended December 31, 2001. This increase was primarily due to one contract where the client requested us to supply all hardware and software associated with a professional services project that commenced in 2002. For the year ended December 31, 2002 and 2001, approximately 15.0% and 17.3%, respectively, of revenues before reimbursed expenses were from BellSouth who is a related party. Pfizer accounted for approximately 13.7% of revenues before reimbursed expenses for the year ended December 31, 2002. There were no other customers that accounted for more than 10.0% of revenues before reimbursed expenses for the years ended December 31, 2002 and 2001. The number of our billable consultants decreased from approximately 360 at December 31, 2001 to approximately 182 at December 31, 2002 mainly due to our 2002 restructuring activities which are discussed below.

         Revenues generated from our operating segments for the year ended December 31, 2002 as compared to December 31, 2001 were as follows:

                                      December 31,
                            -----------------------------
                                 2002           2001            Change            % Change
                            -------------   -------------    -------------     -------------
US Consulting               $  37,203,000   $  54,808,000    $ (17,605,000)            (32.1)%
International Consulting        8,861,000       7,805,000        1,056,000              13.5%
Managed Security Services       3,896,000       7,467,000       (3,571,000)            (47.8)%
                            -------------   -------------    -------------     -------------
                            $  49,960,000   $  70,080,000    $ (20,120,000)            (28.7)%
                            =============   =============    =============     =============

The decrease in revenues in our US Consulting and Managed Security Services segments was primarily due to difficult market conditions affecting the technology industry in general and the telecommunications and enterprise sector in particular. These sectors are experiencing a drastic downturn and that downturn has adversely impacted our ability to secure new business. The increase in our International Consulting segment was primarily attributable to a large customer contract for which services were performed in the first half of 2002. This contract generated approximately $1.4 million in revenue for our international operations.

         Gross Profit. Gross profit decreased 12.8% to $13.6 million for the year ended December 31, 2002 from $15.6 million for the year ended December 31, 2001. As a percentage of revenues, gross profit increased to 27.2% for the year ended December 31, 2002 from 22.3% for the year ended December 31, 2001. Gross profit on professional services for the year ended December 31, 2002 was $13.2 million or 29.4% compared to $15.7 million or 23.7% for the year ended December 31, 2001. The increase in gross profit as a percentage of professional services revenues is primarily a result of 116 reductions in billable headcount resulting from our restructuring activities in addition to an improvement in utilization. Gross profit on hardware and software sales for the year ended December 31, 2002 was $397,000 or 10.4% compared to $(99,000) or (5.0%) for the year ended December 31, 2001. Included in gross profit for the year ended December 31, 2001 is $500,000 for the write-off of software inventory, which was no longer considered saleable. Excluding the impact of this write-off, gross profit on hardware and software sales was $401,000 or 20.1% for the year ended December 31, 2001. The decrease in gross profit as a percentage of hardware and software sales, excluding the impact of the software inventory write-off, is a result of a professional services project that commenced in 2002 with a lower resale margin. Costs of revenues decreased 33.3% to $36.4 million for the year ended December 31, 2002 from $54.5 million for the year ended December 31, 2001. Costs of revenues attributable to professional services decreased 37.3% to $31.7 million for the year ended December 31, 2002 from $50.5 million for the year ended December 31, 2001. This decrease in cost of revenues was due primarily to a decrease in compensation and benefits paid to consultants as a result of 116 reductions in billable headcount resulting from our restructuring activities and an average 10% salary reduction for all US employees which was implemented in July 2002. Costs of revenues attributable to hardware and software sales increased 63.6% to $3.4 million for the year ended December 31, 2002 from $2.1 million for the year ended December 31, 2001. Included in costs of revenues attributable to hardware and software sales for the year ended December 31, 2001 is $500,000 for the write-off of software inventory, which was no longer considered saleable. Excluding the impact of this write-off, costs of revenues for hardware and software was $1.6 million. The increase in cost of revenues for hardware and software was primarily due to one contract where the client requested us to supply all hardware and software associated with a professional services project that commenced in June 2002.

         Cost of revenues and gross profit associated with our operating segments for the year ended December 31, 2002 as compared to December 31, 2001 were as follows:

                                    December 31,
                            -----------------------------
                                 2002            2001           Change           % Change
                            -------------   -------------    -------------     -------------
Cost  of Revenues:
US Consulting               $  27,982,000   $  43,301,000    $ (15,319,000)            (35.4)%
International Consulting        5,348,000       5,479,000         (131,000)             (2.4)%
Managed Security Services       3,027,000       5,700,000       (2,673,000)            (46.9)%
                            -------------   -------------    -------------     -------------
                            $  36,357,000   $  54,480,000    $ (18,123,000)            (33.3)%
                            =============   =============    =============     =============
Gross Profit:
US Consulting               $   9,221,000   $  11,507,000    $  (2,286,000)            (19.9)%
International Consulting        3,513,000       2,326,000        1,187,000              51.0%
Managed Security Services         869,000       1,767,000         (898,000)            (50.8)%
                            -------------   -------------    -------------     -------------
                            $  13,603,000   $  15,600,000    $  (1,997,000)            (12.8)%
                            =============   =============    =============     =============
Gross Profit Margin:
US Consulting                        24.8%           21.0%
International Consulting             39.6%           29.8%
Managed Security Services            22.3%           23.7%

The decrease in cost of revenues for our US Consulting, International Consulting and Managed Security Services operating segments was due primarily to a decrease in compensation and benefits paid to consultants as a result of 95, 8 and 13 reductions in billable headcount, respectively, resulting from our restructuring activities and an average 10% salary reduction for all US employees which was implemented in July 2002. Gross profit improved for the US Consulting and International Consulting operating segments due to these reductions in cost and an overall improvement in utilization.

         Sales and Marketing Expenses. Sales and marketing expenses decreased 49.3% to $8.0 million for the year ended December 31, 2002 from $15.8 million for the year ended December 31, 2001. As a percentage of revenues, sales and marketing expenses decreased to 16.1% for the year ended December 31, 2002 from 22.6% for the year ended December 31, 2001. The decrease in absolute dollars was primarily due to a decrease of $5.2 million in compensation and benefits paid due to 19 reductions in headcount resulting from our restructuring activities and an average 10% salary reduction for all US employees which was implemented in July 2002, and a decrease of $949,000 in commissions paid as a result of declining revenues for professional services and the merging of the sales forces for US Consulting and Managed Security Services in 2002. The remaining $1.7 million decrease in sales and marketing expenses was a result of decreased expenditures for marketing and selling efforts, such as conferences and mailings, and an overall decline in travel costs as part of our cost cutting measures undertaken in 2002.

         General and Administrative Expenses. General and administrative expenses decreased 51.6% to $20.4 million for the year ended December 31, 2002 from $42.1 million for the year ended December 31, 2001. As a percentage of revenues, general and administrative expenses decreased to 40.8% for the year ended December 31, 2002 from 60.0% for the year ended December 31, 2001. The decrease in absolute dollars was primarily due to a decrease of $7.0 million in compensation and benefits costs as a result of 21 reductions in headcount resulting from our restructuring activities and an average 10% salary reduction for all US employees which was implemented in July 2002, a decrease of $3.3 million in travel and entertainment and training costs also as a result of reductions in headcount, a decrease of $4.6 million in bad debt expense, and a decrease of $3.0 million in facilities and equipment leases resulting from our restructuring activities. Such restructuring activities included a reduction in our leased space from 11 locations, or approximately 90,000 square feet, at December 31, 2001 to seven locations, or approximately 74,000 square feet, at December 31, 2002. In addition to the four locations that were closed during 2002, we also closed eight locations, or approximately 40,000 square feet, in 2001 and reduced square footage at two locations from approximately 60,000 square feet to approximately 44,000 square feet. Bad debt expense for the year ended December 31, 2002 and 2001 was $84,000 and $4.7 million, respectively. In 2001 we recorded an additional provision of approximately $1.9 million to account for customers filing for federal bankruptcy protection, which created significant uncertainty regarding our ability to collect these outstanding trade accounts receivable balances. The remaining expense in 2001 was additional provision based on our analysis of accounts receivable balances. Based on our analysis of our accounts receivable balances in 2002 and the decline in revenues, our provision for bad debt was significantly less than the prior year. The remaining decrease of $3.8 million in general and administrative expenses was attributable to a reduction in professional services and other administrative costs primarily as a result of a decrease in nonrecurring search fees incurred in 2001 for management level positions such as our VP of Sales, Chief Executive Officer, and European Managing Director, a decrease in nonrecurring human resource consulting fees incurred in 2001 as a result of cost-cutting measures, and the reversal of reserves for legal liabilities that were no longer considered probable in 2002.

         Depreciation and Amortization. Depreciation and amortization decreased 40.5% to $1.7 million for the year ended December 31, 2002 from $2.9 million for the year ended December 31, 2001. The decrease was attributable to a reduction in the carrying value of property and equipment in 2002 and 2001 due to the write-off of approximately $497,000 and $3.4 million, respectively, of property and equipment resulting from our restructuring activities. Additionally, as a result of our operating performance, the corresponding decline in our market capitalization, the general economic environment, and our forecasted operating results for the foreseeable future, we evaluated the carrying value of the long-lived assets of our US Consulting and Managed Security Services reporting units for impairment during June of 2002 in accordance with the provisions of SFAS 144. Based on this review, we recorded an impairment charge during 2002 related to the write-off of the property and equipment for our US Consulting and Managed Security Services reporting units of $4.2 million and $286,000, respectively. The impact on depreciation and amortization expense as a result of the impairment charge was approximately $985,000. Finally, our expenditures for property and equipment decreased in 2002 to $912,000 from $7.4 million in 2001 as a result of our cost reduction efforts undertaken in 2002. We recorded additional depreciation expense in 2002 for capitalized software that was placed in service on January 1, 2002 of approximately $443,000.

         Intangibles Amortization. Amortization of intangibles decreased to $2.0 million for the year ended December 31, 2002 from $21.9 million for the year ended December 31, 2001. Effective January 1, 2002 we were required to adopt SFAS 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that upon adoption, amortization of goodwill and indefinite lived intangibles cease, and instead the carrying value of goodwill and indefinite lived intangibles be evaluated for impairment on at least an annual basis. Intangibles amortization for the year ended December 31, 2001 consisted of amortization for all intangible assets, including goodwill, assembled workforce and tradenames. During the year ended December 31, 2001 we recognized $18.5 of amortization related to goodwill and indefinite lived intangible assets that were no longer subject to amortization beginning January 1, 2002. For the year ended December 31, 2002, the intangibles amortization recorded was for intangible assets with finite lives only. Such intangible assets were comprised of customer lists and developed technology. As a result of our operating performance, the corresponding decline in our market capitalization, the general economic environment, and our forecasted operating results for the foreseeable future, we evaluated the carrying value of the long-lived assets of our US Consulting and Managed Security Services reporting units for impairment during June of 2002. An impairment loss is recognized if the carrying amount of a long-lived asset group is not recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset group exceeds its fair value. Given the projected operating performance over the remaining useful lives of our long-lived assets for our US Consulting and Managed Security Services reporting units, it was determined that the carrying values of these assets were not recoverable. As a result, we recorded an impairment charge during 2002 related to finite lived intangible assets, consisting of customers lists and developed technology, of our US Consulting and Managed Security Services reporting units of $3.4 million and $5.3 million, respectively. The fair values of the asset groups were determined based on the discounted cash flows expected to be generated from such asset groups over the estimated remaining useful life of the principle asset in each group. No amortization expense for finite lived intangible assets was recorded since
June 30, 2002.

         Loss on Equipment. For the year ended December 31, 2001, we recognized a loss of $443,000 for equipment that was not in service and did not have any salvage value.

         Impairment of Goodwill and Intangibles. As a result of our operating performance, the corresponding decline in our market capitalization, the general economic environment, and our forecasted operating results for the foreseeable future, we evaluated the carrying value of the long-lived assets of our US Consulting and Managed Security Services reporting units for impairment during June of 2002. An impairment loss is recognized if the carrying amount of a long-lived asset group is not recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset group exceeds its fair value. Given the projected operating performance over the remaining useful lives of our long-lived assets for our US Consulting and Managed Security Services reporting units, it was determined that the carrying values of these assets were not recoverable. As a result, we recorded an impairment charge during 2002 related to finite lived intangible assets, consisting of customers lists and developed technology, of our US Consulting and Managed Security Services reporting units of $3.4 million and $5.3 million, respectively. The fair values of the asset groups were determined based on the discounted cash flows expected to be generated from such asset groups over the estimated remaining useful life of the principle asset in each group. In December 2002, our German subsidiary, which is included in our International Consulting reporting unit, filed for bankruptcy. The provisions of SFAS 142 required that we review goodwill associated with our International Consulting reporting unit for impairment as a result of the bankruptcy filing. The Board of our German subsidiary took this bankruptcy action since it determined the subsidiary could no longer pay its debts as they came due in ordinary course. Based on this review, we determined that an impairment of $561,000 existed at December 31, 2002 related to the goodwill of our International Consulting reporting unit.

         Due to revenue declines in the Synet and Global Integrity businesses in 2001 compared to prior periods and forecasted earnings and the overall deterioration of market conditions in the enterprise sector, we reviewed goodwill and the intangible assets for impairment in 2001. For the year ended December 31, 2001, we recognized impairment losses of $18.2 million and $42.3 million for the difference between the estimated fair value of Synet and Global Integrity, respectively, based on the future expected discounted cash flows and the carrying amount of each of their assets and liabilities, including goodwill. Of the 2001 impairment loss, $37.6 million and $22.9 million, respectively, was related to our US Consulting and Managed Security Services reporting units.

         Impairment of Property and Equipment. As a result of our operating performance, the corresponding decline in our market capitalization, the general economic environment, and our forecasted operating results for the foreseeable future, we evaluated the carrying value of the long-lived assets of our US Consulting and Managed Security Services reporting units for impairment during June of 2002. An impairment loss is recognized if the carrying amount of a long-lived asset group is not recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset group exceeds its fair value. Given the projected operating performance over the remaining useful lives of our long-lived assets for our US Consulting and Managed Security Services reporting units, it was determined that the carrying values of these assets were not recoverable. As a result, we recorded an impairment charge during 2002 related to property and equipment of our US Consulting and Managed Security Services reporting units of $4.2 million and $286,000, respectively. The fair values of the asset groups were determined based on the discounted cash flows expected to be generated from such asset groups over the estimated remaining useful life of the principle asset in each group.

         Restructuring and Other Charges. In January 2002, our management foresaw the need to continue to lower the operating costs of the business given continuing difficult market conditions. Therefore, we established a 2002 restructuring plan that included the following: (1) a reduction in our workforce for both domestic and international operations related to professional consultant employees that had been underutilized for several months and also to employees that held various management, sales and administrative positions deemed to be duplicative functions; (2) the closing of additional domestic regional offices located in geographic areas that no longer cost justified remaining open; and (3) the discontinuance of electronic equipment leases and other expenses related to the reduction in workforce. For the year ended December 31, 2002, we recorded restructuring charges of $5.8 million in connection with our 2002 restructuring plan. Such charges consisted of $3.3 million in severance benefits and other related expenses for a headcount reduction of 156 employees, $2.3 million in exit costs related to real estate and electronic equipment leases for the closing of three domestic offices reducing the square footage of space occupied from approximately 84,000 square feet to approximately 74,000 square feet, and an increase to previously accrued exit costs in the amount of $181,000 resulting from favorable and unfavorable settlements and changes to subtenant assumptions for leased domestic offices. In addition to these charges we recorded an additional $309,000 to restructuring and other charges as a result of our German subsidiary filing for bankruptcy in December 2002. Such amount consisted of the write-off of the net assets of our German subsidiary in the amount of $284,000 and $25,000 in legal costs associated with the bankruptcy. The Board of our German subsidiary took this bankruptcy action since it determined it could no longer pay its debts as they came due in ordinary course. In December 2001, we formed a strategic alliance with an unaffiliated third party to outsource the monitoring services provided by our Managed Security Services division. The restructuring charges related to the 2002 restructuring plan and our German subsidiary filing for bankruptcy were offset by $150,000 received for the sale of equipment written off to restructuring charges in 2001 in connection with this outsourcing of our monitoring services and $283,000 for the reversal of prior year accrued expenses also in connection with the outsourcing of our monitoring services that were no longer considered necessary.

         In February 2001, our management foresaw the need to lower the operating costs of the business given its near-term revenue projections. Therefore, we established a plan that included the following: (1) a reduction in our workforce for both domestic and international operations related to professional consultant employees that had been underutilized for several months and also to employees that held various management, sales and administrative positions deemed to be duplicative functions; (2) the closing of several domestic and international regional offices located in geographic areas that no longer cost justified remaining open; and (3) the discontinuance of electronic equipment leases and other expenses related to the reduction in workforce. For the year ended December 31, 2001, we recorded restructuring charges of $9.3 million in connection with our 2001 restructuring plan. Such charges consisted of $3.4 in severance benefits and other related expenses for a reduction in headcount of 251 employees and $5.9 million in exit costs related to real estate and electronic equipment leases for the closing of eight offices reducing the square footage of space occupied by 40,000 square feet. As a result of the outsourcing of our monitoring services, in December 2001 we reduced headcount by 12 employees and recorded restructuring charges of $4.4 million. Such charges consisted of $315,000 in severance benefits, $798,000 in non-recoverable costs to convert clients to this alliance partner and other related charges, and $3.3 million for the write-off of equipment and software development costs associated with our security operations center, which will no longer be needed as a result of the outsourcing.

         Other charges for the year ended December 31, 2002 consisted of the write-off of approximately a $1.7 million advance pursuant to a system integrator agreement with a supplier of software. During 2002, the supplier filed for bankruptcy. As we were acting as an agent of the supplier in the arrangement for the resale of this software and the revenues were recognized on a net basis, this write-off has been classified in restructuring and other charges. Other charges for the year ended December 31, 2001 consisted of $1.0 million related to the write-off of internal software management tools for time entry reporting as a result of our decision to implement a fully integrated system that better suited our business needs.

         Loss on Long-Term Investments in Related Parties. On March 22, 2001, Paradigm4, Inc. ("Paradigm4") filed for federal bankruptcy protection and subsequently ceased doing business. This action created significant uncertainty regarding the carrying value of our investment in Paradigm4. As a result, we recognized a loss of $1.0 million, the full value of our investment in Paradigm4, for the year ended December 31, 2001. For the year ended December 31, 2001, we also recognized a loss on our $1.0 million investment in Three Pillars due to management's determination that the value of the investment was impaired based on the economic prospects of Three Pillars' business.

         Noncash Charges for Stock-Based Compensation and Services. During 1999, we granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock, resulting in deferred compensation. During 2000, in connection with our acquisitions of Synet and Global Integrity, we issued options to Synet and Global Integrity optionholders in exchange for their Synet and Global Integrity options, respectively. The unvested portion of the Synet and Global Integrity options resulted in deferred compensation. These transactions result in noncash charges for stock based compensation and services over the period that these specific options vest. During the year ended December 31, 2002 and 2001, we recorded approximately $119,000 and $276,000, respectively, of noncash charges for stock-based compensation and services related to these options. The decrease in expense attributable to these options is as a result of the cancellation of options as a result of reductions in headcount, mainly resulting from our restructuring activities. In October 2002, we adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Prior to the adoption of SFAS 123, we accounted for our stock-based compensation arrangements with our employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25), and complied with the disclosure provisions of SFAS 123. SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, we were required to apply the fair value method of accounting to all option grants issued on or after January 1, 2002. As a result of adoption of SFAS 123, we recorded an additional charge to noncash charges for stock-based compensation and services of $210,000 for the year ended December 31, 2002. In October 2002, we implemented an employee voluntary stock option exchange program whereby we offered to exchange certain outstanding options to purchase shares of our common stock held by our eligible employees, with exercise prices per share greater than or equal to $0.80, for new options to purchase shares of our common stock (the "Offer to Exchange"). Under the terms of the Offer to Exchange, the 193 participating employees had certain of their existing options to purchase 4,085,860 shares of our common stock cancelled as of October 18, 2002 and received options to purchase 3,139,424 shares of our common stock with an exercise price equal to the closing market price of $0.22 per share on October 18, 2002.

         Other Income (Expense). Other income for the year ended December 31, 2002 primarily consisted of a reduction in an acquisition related exit cost accrual of approximately $921,000 as a result of the negotiation of a favorable buyout of an existing lease which was assumed in connection with the Global Integrity acquisition. The liability for such lease had been fully accrued as part of the acquired assets and assumed liabilities of Global Integrity in fiscal 2001. Other income for the year ended December 31, 2001 primarily consisted of interest income.

         Income Taxes. Income tax provision was $40,000 on pre-tax losses of $38.6 million for the year ended December 31, 2002. For the year ended
December 31, 2001, the income tax benefit was $1.6 million on pre-tax losses of $142.5 million. The effective tax rate was 0.1% and (1.1)% during 2002 and 2001, respectively. The prior year deferred tax benefit was due to the recognition of a benefit for net operating losses, which are expected to offset the income generated as our deferred tax liabilities decrease.

         Cumulative Effect of Change in Accounting Principle. Upon adoption of SFAS 142 in 2002, we recorded a noncash charge of $23.3 million for the year ended December 31, 2002 to reduce the carrying value of our goodwill and other indefinite lived intangible assets, primarily consisting of acquired tradenames.

Years Ended December 31, 2001 and 2000

         Revenues. Our principal source of revenues is fees from professional services. Revenues decreased 23.2% to $70.1 million for the year ended
December 31, 2001 from $91.2 million for the year ended December 31, 2000. Revenues from professional services decreased 22.4% to $66.2 million for the year ended December 31, 2001 from $85.3 million for the year ended December 31, 2000. This decrease was primarily due to difficult market conditions in the enterprise sector. Reimbursed expenses decreased 35.9% to $1.9 million for the year ended December 31, 2001 from $2.9 million for the year ended December 31, 2000. This decrease was primarily attributable to the nature of the customer contracts in addition to the overall decline in professional services revenues. Revenues from hardware and software sales decreased 32.5% to $2.0 million for the year ended December 31, 2001 from $3.0 million for the year ended December 31, 2000. This decrease was also primarily due to the nature of the customer contracts in addition to the overall decline in professional services revenues. For the year ended December 31, 2001 and 2000, approximately 17.3% and 10.2%, respectively, of revenues before reimbursed expenses were from BellSouth, who is a related party. There were no other customers that accounted for more than 10.0% of revenues before reimbursed expenses for the years ended December 31, 2001 and 2000. The number of our billable consultants decreased from approximately 520 at December 31, 2000 to approximately 360 at December 31, 2001.

         Revenues generated from our operating segments for the year ended December 31, 2001 as compared to December 31, 2000 were as follows:

                                     December 31,
                            -----------------------------
                                2001            2000             Change         % Change
                            -------------   -------------      -----------     -----------
US Consulting               $  54,808,000   $  82,718,000      $(27,910,000)         (33.7)%
International Consulting        7,805,000       8,279,000          (474,000)          (5.7)%
Managed Security Services       7,467,000         199,000         7,268,000        3,652.3 %
                            -------------   -------------      ------------    -----------
                            $  70,080,000   $  91,196,000      $(21,116,000)         (23.2)%
                            =============   =============      ============    ===========

The decrease in revenues in our US Consulting and International Consulting segments were primarily due to difficult market conditions in the enterprise sector. The increase in revenues in our Managed Security Services segment was due to the acquisition of Global Integrity in December 2000.

         Gross Profit. Gross profit decreased 59.6% to $15.6 million for the year ended December 31, 2001 from $38.7 million for the year ended December 31, 2000. As a percentage of revenues, gross profit decreased to 22.3% for the year ended December 31, 2001 from 42.4% for the year ended December 31, 2000. Gross profit on professional services for the year ended December 31, 2001 was $15.7 million or 23.7% compared to $37.9 million or 44.4% for the year ended
December 31, 2000. The decrease in gross profit as a percentage of professional services revenues is primarily a result of a decrease in utilization of our consultants. Gross profit on hardware and software sales for the year ended December 31, 2001 was $(99,000) or (5.0%) compared to $749,000 or 25.4% for the year ended December 31, 2000. Included in gross profit for the year ended December 31, 2001 is $500,000 for the write-off of software inventory, which was no longer considered saleable. Excluding the impact of this write-off, gross profit on hardware and software sales was $401,000 or 20.1% for the year ended December 31, 2001. The decrease in gross profit as a percentage of hardware and software sales, excluding the impact of the software inventory write-off, is a result of lower resale margins on 2001 projects. Costs of revenues increased 3.7% to $54.5 million for the year ended December 31, 2001 from $52.5 million for the year ended December 31, 2000. Costs of revenues attributable to professional services increased 6.5% to $50.5 million for the year ended December 31, 2001 from $47.4 million for the year ended December 31, 2000. This increase in cost of revenues was due primarily to an increase in compensation and benefits paid to consultants in the first six months of 2001 as a result of increases in billable headcount that occurred in the latter part of 2000 offset by a decrease in compensation and benefits paid to consultants as a result of 157 reductions in billable headcount resulting from our restructuring activities. Costs of revenues attributable to hardware and software sales decreased 5.0% to $2.1 million for the year ended December 31, 2001 from $2.2 million for the year ended December 31, 2000. Included in costs of revenues attributable to hardware and software sales for the year ended December 31, 2001 is $500,000 for the write-off of software inventory, which was no longer considered saleable. Excluding the impact of this write-off, costs of revenues for hardware and software was $1.6 million. The decrease in cost of revenues for hardware and software was due to a decline in client requests for us to supply hardware and software associated with professional services projects.

         Cost of revenues and gross profit associated with our operating segments for the year ended December 31, 2001 as compared to December 31, 2000 were as follows:

                                     December 31,
                            -----------------------------
                                 2001            2000           Change          % Change
                            -------------   -------------    -------------     -------------
Cost  of Revenues:
US Consulting               $  43,301,000   $  48,819,000    $  (5,518,000)            (11.3)%
International Consulting        5,479,000       3,636,000        1,843,000              50.7 %
Managed Security Services       5,700,000          87,000        5,613,000           6,451.7 %
                            -------------   -------------    -------------     -------------
                            $  54,480,000   $  52,542,000    $   1,938,000               3.7 %
                            =============   =============    =============     =============

Gross Profit:
US Consulting               $  11,507,000   $  33,899,000    $ (22,392,000)            (66.1)%
International Consulting        2,326,000       4,643,000       (2,317,000)            (49.9)%
Managed Security Services       1,767,000         112,000        1,655,000           1,477.7 %
                            -------------   -------------    -------------     -------------
                            $  15,600,000   $  38,654,000    $ (23,054,000)            (59.6)%
                            =============   =============    =============     =============

Gross Profit Margin:
US Consulting                        21.0%          41.0%
International Consulting             29.8%          56.1%
Managed Security Services            23.7%          56.3%

The decrease in cost of revenues for our US Consulting operating segment was due primarily to a decrease in compensation and benefits paid to consultants as a result of 134 reductions in billable headcount resulting from our restructuring activities. The increase in cost of revenues for our International Consulting segment was due primarily to the increase in compensation and benefits paid to consultants as a result of the formation of our German subsidiary in 2001 offset by a decrease in compensation and benefits paid to consultants as a result of 23 reductions in billable headcount resulting from our restructuring activities. The increase in cost of revenues in our Managed Security Services segment was due to the acquisition of Global Integrity in December 2000. Gross profit declined for the all operating segments due to a decrease in utilization of our consultants.

         Sales and Marketing Expenses. Sales and marketing expenses increased 28.8% to $15.8 million for the year ended December 31, 2001 from $12.3 million for the year ended December 31, 2000. As a percentage of revenues, sales and marketing expenses increased to 22.6% for the year ended December 31, 2001 from 13.5% for the year ended December 31, 2000. The increase in absolute dollars was primarily due to an increase of $2.6 million in compensation and benefits paid due to the hiring of additional personnel, an increase of $508,000 in travel and other selling related expenditures, and an increase of $818,000 in commissions paid. The increase in commissions was attributable to the fact that we had two separate sales forces for US Consulting and Managed Security Services in 2001. In certain instances, both sales forces received commission for the same sale to compensate both the sales person responsible for managing the customer relationship and the sales person that sold the services. In 2002, the two sales forces were merged into one sales force. These increases were offset by a decrease in marketing expenses of $368,000.

         General and Administrative Expenses. General and administrative expenses increased 30.5% to $42.1 million for the year ended December 31, 2001 from $32.2 million for the year ended December 31, 2000. As a percentage of revenues, general and administrative expenses increased to 60.0% for the year ended December 31, 2001 from 35.3% for the year ended December 31, 2000. The increase in absolute dollars was primarily due to an increase of $3.9 million in compensation and benefits paid due to the hiring of additional personnel and $2.9 million in facilities and equipment leases. In addition, there was an increase of $3.3 million in professional services and other administrative costs primarily as a result of nonrecurring search fees incurred in 2001 for management level positions such as our VP of Sales, Chief Executive Officer, and European Managing Director, nonrecurring human resource consulting fees incurred in 2001, and an increase in reserves for legal liabilities in 2001 which were considered both probable and estimatable. These increases were offset by a decrease in bad debt expense of approximately $231,000. Bad debt expense for the years ended December 31, 2001 and 2000 was $4.7 million and $4.9 million, respectively. In 2001 and 2000, we recorded an additional provision of approximately $1.9 million and $4.0 million, respectively, to account for customers filing for federal bankruptcy protection, which created significant uncertainty regarding our ability to collect these outstanding trade accounts receivable balances. The remaining expense in 2001 and 2000 was additional provision based on our analysis of accounts receivable balances.

         Depreciation and Amortization. Depreciation and amortization increased 73.4% to $2.9 million for the year ended December 31, 2001 from $1.7 million for the year ended December 31, 2000. The increase was attributable to purchases of additional computer equipment, furniture and leasehold improvements during 2000, which were subject to a full year of depreciation and amortization in 2001, offset by the write-off of certain fixed assets in connection with our 2001 restructuring and acquisition plans.

         Intangibles Amortization. Amortization of intangibles increased to $21.9 million for the year ended December 31, 2001 from $2.9 million for the year ended December 31, 2000. Intangibles amortization for the years ended December 31, 2001 and 2000 consisted of $853,000 related to the acquisition of Network Resource Consultants and Company B.V. (NRCC) in August 1999, $6.1 million and $1.4 million, respectively, related to the acquisition of Synet in October 2000, and $15.0 million and $650,000, respectively, related to the acquisition of Global Integrity in December 2000.

         Loss on Equipment. For the year ended December 31, 2001, we recognized a loss of $443,000 for equipment that was not in service and deemed to have no salvage value.

         Impairment of Goodwill and Intangibles. Due to revenue declines in the Synet and Global Integrity businesses in 2001 compared to prior periods and forecasted earnings and the overall deterioration of market conditions in the enterprise sector, we reviewed goodwill and the intangible assets for impairment in 2001. For the year ended December 31, 2001, we recognized impairment losses of $18.2 million and $42.3 million for the difference between the estimated fair value of Synet and Global Integrity, respectively, based on the future expected discounted cash flows and the carrying amount of each of their assets and liabilities, including goodwill. Of the 2001 impairment loss, $37.6 million and $22.9 million, respectively, was related to our US Consulting and Managed Security Services reporting units.

         Restructuring and Other Charges. In February 2001, our management foresaw the need to lower the operating costs of the business given its near-term revenue projections. Therefore, we established a plan that included the following: (1) a reduction in our workforce for both domestic and international operations related to professional consultant employees that had been underutilized for several months and also to employees that held various management, sales and administrative positions deemed to be duplicative functions; (2) the closing of several domestic and international regional offices located in geographic areas that no longer cost justified remaining open; and (3) the discontinuance of electronic equipment leases and other expenses related to the reduction in workforce. For the year ended December 31, 2001, we recorded restructuring charges of $9.3 million in connection with our 2001 restructuring plan. Such charges consisted of $3.4 million in severance benefits and other related expenses for a reduction in headcount of 251 employees and $5.9 million in exit costs related to real estate and electronic equipment for the closing of eight offices reducing the square footage of space occupied by 40,000 square feet. In December 2001, we formed a strategic alliance with an unaffiliated third party to outsource the monitoring services provided by our Managed Security Services division. As a result of the outsourcing of our monitoring services, in December 2001 we reduced headcount by 12 employees and recorded restructuring charges of $4.4 million. Such charges consisted of $315,000 in severance benefits, $798,000 in non-recoverable costs to convert clients to this alliance partner and other related charges, and $3.3 million for the write-off of equipment and software development costs associated with our security operations center, which will no longer be needed as a result of the outsourcing.

         Additionally, included in the financial statement caption for the year ended December 31, 2001 is $1.0 million related to the write-off of internal software management tools for time entry reporting as a result of our decision to implement a fully integrated system that better suited our business needs.

         Loss on Long-Term Investments in Related Parties. On March 22, 2001, Paradigm4, Inc. ("Paradigm4") filed for federal bankruptcy protection. This action created significant uncertainty regarding the carrying value of our investment in Paradigm4. As a result, we recognized a loss on our $1.0 million investment in Paradigm4 for the year ended December 31, 2001. For the year ended December 31, 2001, we also recognized a loss on our $1.0 million investment in Three Pillars due to management's determination that the value of the investment was impaired based on the economic prospects of Three Pillars' business.

         Noncash Charges for Stock-Based Compensation and Services. During 1999, we granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock, resulting in deferred compensation. During 2000, in connection with our acquisitions of Synet and Global Integrity, we issued options to Synet and Global Integrity optionholders in exchange for their Synet and Global Integrity options, respectively. The unvested portion of the Synet and Global Integrity options resulted in deferred compensation. These transactions result in noncash charges for stock-based compensation and services over the period that these specific options vest. During the year ended December 31, 2001 and 2000, we recorded approximately $276,000 and $158,000, respectively, of noncash charges for stock-based compensation and services related to these options

         Other Income (Expense). Other income decreased to $2.5 million for the year ended December 31, 2001 from $6.8 million for the year ended December 31, 2000. This decrease was primarily due to a decrease in interest income as a result of the utilization of cash and cash equivalents to fund current operation needs and the Synet and Global Integrity acquisitions, in addition to an overall decline in interest rates.

         Income Taxes. For the year ended December 31, 2001, the income tax benefit was $1.6 million on pre-tax losses of $142.5 million. For the year ended December 31, 2000, the income tax provision was $95,000 on pre-tax losses of $3.8 million. The effective tax rate was (1.1)% and 2.5% during 2001 and 2000, respectively. The 2001 deferred tax benefit was due to the recognition of a benefit for net operating losses, which are expected to offset the income generated as our deferred tax liabilities decrease.

Quarterly Results of Operations

         The following table sets forth unaudited quarterly statement of operations data (in thousands) for each of the eight quarters in the period ended December 31, 2002 and the percentage of our revenues represented by each item in the respective quarters. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our financial statements and notes. The unaudited results of operations for any quarter are not necessarily indicative of results for any future period.

                                                                                         Quarter Ended
                                                                         --------------------------------------------
                                                                          Mar. 31,   June 30,    Sept. 30,   Dec. 31,
                                                                            2002       2002         2002       2002
                                                                             (1)
                                                                         ---------   --------    ---------   --------
Revenues:
 Professional services ...............................................    $14,106     $11,556     $10,339     $ 8,890
 Reimbursed expenses..................................................        401         323         290         239
 Hardware and software sales .........................................        524          79       1,894       1,319
                                                                         --------    --------     -------    --------
   Total revenues.....................................................     15,031      11,958      12,523      10,448
Cost of Revenues:
 Professional services ...............................................     10,171       8,895       6,907       5,712
 Reimbursed expenses..................................................        401         323         290         239
 Hardware and software  ..............................................        493          64       1,746       1,116
                                                                         --------    --------     -------    --------
   Total cost of revenues.............................................     11,065       9,282       8,943       7,067
                                                                         --------    --------     -------    --------
Gross profit..........................................................      3,966       2,676       3,580       3,381
Operating Expenses:
 Selling and marketing ...............................................      2,742       2,232       1,745       1,308
 General and administrative ..........................................      6,441       6,499       4,590       2,842
 Depreciation and amortization .......................................        774         732         104          98
 Intangibles amortization ............................................        981         980          --          --
 Loss on equipment....................................................         --          --          --          --
 Impairment of goodwill and intangibles...............................         --       8,744          --         561
 Impairment of property and equipment.................................         --       4,510          --          --
 Restructuring and other charges......................................        933       4,830         296       1,409
 Loss on long-term investments in related parties.....................         --          --          --          --
 Noncash charges for stock-based compensation and services............         36          37          29         227
                                                                         --------    --------     -------    --------
Operating loss........................................................     (7,941)    (25,888)     (3,184)     (3,064)
Other (expense) income, net...........................................       (446)        433       1,034         102
Interest income, net..................................................        135         107          74          60
                                                                         --------    --------     -------    --------
Loss before income tax provision (benefit) and cumulative
 effect of change in accounting principle.............................     (8,252)    (25,348)     (2,076)     (2,902)
Income tax provision (benefit) .......................................         --          --          --          40
                                                                         --------    --------     -------    --------
Loss before cumulative effect of change in accounting principle.......     (8,252)    (25,348)     (2,076)     (2,942)
Cumulative effect of change in accounting principle(1)................    (23,308)         --          --          --
                                                                         --------    --------     -------    --------
Net loss..............................................................   $(31,560)   $(25,348)    $(2,076)   $ (2,942)
                                                                         ========    ========     =======    ========
                                                                                  Percentage of Total Revenues
                                                                          -------------------------------------------
Revenues:
 Professional services ...............................................       93.8%       96.6%       82.6%       85.1%
 Reimbursed expenses .................................................        2.7         2.7         2.3         2.3
 Hardware and software sales..........................................        3.5         0.7        15.1        12.6
                                                                          -------     -------     -------    --------
   Total revenues.....................................................      100.0       100.0       100.0       100.0
Cost of Revenues:
 Professional services ...............................................       67.7        74.4        55.2        54.7
 Reimbursed expenses..................................................        2.7         2.7         2.3         2.3
 Hardware and software ...............................................        3.3         0.5        13.9        10.7
                                                                          -------     -------     -------    --------
   Total cost of revenues.............................................       73.7        77.6        71.4        67.7
                                                                          -------     -------     -------    --------
Gross profit..........................................................       26.3        22.4        28.6        32.3
Operating Expenses:
 Selling and marketing ...............................................       18.2        18.7        13.9        12.5
 General and administrative ..........................................       42.9        54.4        36.7        27.2
 Depreciation and amortization .......................................        5.1         6.1         0.8         0.9
 Intangibles amortization ............................................        6.5         8.2          --          --
 Loss on equipment....................................................         --          --          --          --
 Impairment of goodwill and intangibles...............................         --        73.1          --         5.4
 Impairment of property and equipment.................................         --        37.7          --          --
 Restructuring and other charges......................................        6.2        40.4         2.5        13.5
 Loss on long-term investments in related parties.....................         --          --          --          --
 Noncash charges for stock-based compensation and services............        0.2         0.3         0.2         2.2
                                                                          -------     -------     -------    --------
Operating loss........................................................      (52.8)     (216.5)      (25.5)      (29.4)
Other (expense) income, net...........................................       (3.0)        3.6         8.3         1.0
Interest income, net..................................................        0.9         0.9         0.6         0.6
                                                                          -------     -------     -------    --------
Loss before income tax provision (benefit) and cumulative
 effect of change in accounting principle.............................      (54.9)     (212.0)      (16.6)      (27.8)
Income tax provision (benefit) .......................................         --          --          --         0.4
                                                                          -------     -------     -------    --------
Loss before cumulative effect of change in accounting principle.......      (54.9)     (212.0)      (16.6)      (28.2)
Cumulative effect of change in accounting principle (1)...............     (155.1)         --          --          --
                                                                          -------     -------     -------    --------
Net loss..............................................................     (210.0)%    (212.0)%     (16.6)%     (28.2)%
                                                                          =======     ========    ========   ========

(1) The Company has restated the results for the three months ended March 31, 2002 to reflect the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."

                                                                                         Quarter Ended
                                                                         --------------------------------------------
                                                                          Mar. 31,   June 30,    Sept. 30,   Dec. 31,
                                                                            2001       2001         2001       2001
                                                                         ---------   --------    ---------   --------
Revenues:
 Professional services ...............................................    $20,358     $17,841     $14,351     $13,667
 Reimbursed expenses..................................................        580         550         405         337
 Hardware and software sales .........................................        401         492         677         421
                                                                         --------    --------    --------    --------
   Total revenues.....................................................     21,339      18,883      15,433      14,425
Cost of Revenues:
 Professional services ...............................................     15,211      12,868      11,677      10,762
 Reimbursed expenses..................................................        580         550         405         337
 Hardware and software  ..............................................        283         896         618         293
                                                                         --------    --------    --------    --------
   Total cost of revenues.............................................     16,074      14,314      12,700      11,392
                                                                         --------    --------    --------    --------
Gross profit..........................................................      5,265       4,569       2,733       3,033
Operating Expenses:
 Selling and marketing ...............................................      4,560       4,729       3,632       2,909
 General and administrative ..........................................     11,885      12,054      10,435       7,684
 Depreciation and amortization .......................................        766         953         583         571
 Intangibles amortization ............................................      6,375       6,300       6,424       2,834
 Loss on equipment....................................................         --          --         443          --
 Impairment of goodwill and intangibles...............................         --          --      60,485          --
 Impairment of property and equipment.................................         --          --          --          --
 Restructuring and other charges......................................        641       3,663       4,571       5,797
 Loss on long-term investments in related parties.....................      1,000          --       1,000          --
 Noncash charges for stock-based compensation and services ...........        110         108          83         (25)
                                                                         --------    --------    --------    --------
Operating loss........................................................    (20,072)    (23,238)    (84,923)    (16,737)
Other income (expense), net...........................................         22         (76)        104        (101)
Interest income, net..................................................      1,063         668         571         211
                                                                         --------    --------    --------    --------
Loss before income tax provision (benefit) and cumulative
 effect of change in accounting principle.............................    (18,987)    (22,646)    (84,248)    (16,627)
Income tax provision (benefit) .......................................         --          --          --      (1,635)
                                                                         --------    --------    --------    --------
Loss before cumulative effect of change in accounting principle.......    (18,987)    (22,646)    (84,248)    (14,992)
Cumulative effect of change in accounting principle...................         --          --          --          --
                                                                         --------    --------    --------    --------
Net loss..............................................................   $(18,987)   $(22,646)   $(84,248)   $(14,992)
                                                                         ========    ========    ========    ========
                                                                                 Percentage of Total Revenues
                                                                          -------------------------------------------
Revenues:
 Professional services ...............................................       95.4%       94.5%       93.0%       94.8%
 Reimbursed expenses..................................................        2.7         2.9         2.6         2.3
 Hardware and software sales .........................................        1.9         2.6         4.4         2.9
                                                                          -------     -------     -------    --------
   Total revenues.....................................................      100.0       100.0       100.0       100.0
Cost of Revenues:
 Professional services ...............................................       71.3        68.1        75.7        74.6
 Reimbursed expenses..................................................        2.7         2.9         2.6         2.3
 Hardware and software ...............................................        1.3         4.7         4.0         2.0
                                                                          -------     -------     -------    --------
   Total cost of revenues.............................................       75.3        75.7        82.3        78.9
                                                                          -------     -------     -------    --------
Gross profit..........................................................       24.7        24.3        17.7        21.1
Operating Expenses:
 Selling and marketing ...............................................       21.4        25.0        23.5        20.2
 General and administrative ..........................................       55.6        63.9        67.6        53.3
 Depreciation and amortization .......................................        3.6         5.0         3.8         4.0
 Intangibles amortization ............................................       29.9        33.4        41.6        19.6
 Loss on equipment....................................................         --          --         2.9          --
 Impairment of goodwill and intangibles...............................         --          --       391.9          --
 Impairment of property and equipment.................................         --          --          --          --
 Restructuring and other charges......................................        3.0        19.4        29.6        40.2
 Loss on long-term investments in related parties.....................        4.7          --         6.5          --
 Noncash charges for stock-based compensation and services ...........        0.5         0.6         0.5        (0.2)
                                                                          -------     -------     -------    --------
Operating loss........................................................      (94.0)     (123.0)     (550.2)     (116.0)
Other income (expense), net...........................................        0.1        (0.4)        0.7        (0.7)
Interest income, net..................................................        5.0         3.5         3.7         1.5
                                                                          -------     -------     -------    --------
Loss before income tax provision (benefit) and cumulative
 effect of change in accounting principle........................           (88.9)     (119.9)     (545.8)     (115.2)
Income tax provision (benefit) ..................................              --          --          --       (11.3)
                                                                          -------     -------     -------    --------
Loss before cumulative effect of change in accounting principle..           (88.9)     (119.9)     (545.8)     (103.9)
Cumulative effect of change in accounting principle..............              --          --          --          --
                                                                          -------     -------     -------    --------
Net loss..............................................................      (88.9)%    (119.9)%    (545.8)%    (103.9)%
                                                                          =======     ========    ========   =========

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

Liquidity and Capital Resources

         We have financed our operations through the sale of equity securities and cash flows from operations. As of December 31, 2002, we had approximately $19.5 million in cash and cash equivalents and $1.9 million in restricted cash backing letters of credit issued pursuant to certain operating real estate and equipment lease agreements and a customer contract.

         Net cash used in operating activities decreased to $22.1 million for 2002 from $37.1 million in 2001. This decrease was primarily attributable to a reduction in the operating loss for the year ended December 31, 2002 as compared to the year ended December 31, 2001. We experienced a decrease in accounts payable and accrued expenses and other current liabilities for the year ended December 31, 2002 of approximately $4.8 million and $5.7 million, respectively. Such decreases were attributable to approximately $2.4 million paid as an advance pursuant to a system integrator agreement with a supplier of software, approximately $982,000 for the payment of retention bonuses to employees of Global Integrity prior to the acquisition who achieved their one year anniversary with the Company and therefore qualified for the retention bonus, and approximately $609,000 in lease termination fees for office space abandoned in 2001. We also experienced an increase in restricted cash of $1.1 million in 2002 related to a new equipment operating lease and a contractual obligation in connection with a customer contract entered into in 2002. These net outflows of cash in 2002 were offset by net inflows of cash as a result of decreases in accounts receivable and related party receivables of approximately $6.0 million and $504,000, respectively. The decrease in accounts receivable and related party receivables was primarily attributable to increased collection efforts and declining revenues due to difficult market conditions affecting the technology industry in general and the telecommunications and enterprise sector in particular. These sectors are experiencing a drastic downturn and that downturn has adversely impacted our ability to secure new business. Net cash used in operating activities increased to $37.1 million for 2001 from $2.0 million in 2000. This increase was primarily attributable to an increase in the operating loss for the year ended December 31, 2001 as compared to the year ended December 31, 2000. We experienced a decrease in accrued expenses and other current liabilities of approximately $4.0 million and a decrease of $2.1 million in deferred income for the year ended December 31, 2001. We also recorded a $3.5 million advance pursuant to a system integrator agreement with a supplier of software of which $2.2 million remained at December 31, 2001. These net outflows of cash in 2001 were offset by net inflows of cash as a result of decreases in accounts receivable, related party receivables and unbilled revenues of $6.6 million, $3.7 million and $2.8 million, respectively. Such decreases were attributable to increased collection efforts and declining revenues due to difficult market conditions. Accounts payable in 2001 increased by $2.4 million of which approximately $1.5 million related to an advance pursuant to a system integrator agreement.

         Net cash used in investing activities was $870,000 and $3.6 million, respectively, for the years ended December 31, 2002 and 2001. Capital expenditures were $912,000 for the year ended December 31, 2002 and primarily consisted of computer equipment and leasehold improvements. Capital expenditures were $7.5 million for the year ended December 31, 2001. Such capital expenditures consisted of approximately $5.0 million for computer equipment, office furniture, and leasehold improvements in connection with the investment in our infrastructure and approximately $2.5 million of costs incurred in connection with the development of software to be used for internal purposes. The decline in the use of cash for capital expenditures in 2002 as compared to 2001 was attributable to our cost cutting efforts undertaken in 2002. We also generated approximately $3.8 million in net proceeds from the sale and purchase of marketable securities to fund operations for the year ended December 31, 2001. Net cash used in investing activities for the year ended December 31, 2000 was $53.6 million. A significant use of cash in 2000 resulted from $43.3 million net cash paid in the acquisitions of Synet and Global Integrity, $6.9 million paid for computer equipment, office furniture, and leasehold improvements in connection with the investment in our infrastructure and $2.0 million paid in connection with long-term investments in related parties.

         Net cash provided by financing activities was $921,000, $2.0 million and $45.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cash provided by financing activities for 2002 and 2001 primarily resulted from the receipt of proceeds from the exercise of options of $885,000 and $1.9 million, respectively, and the sale of common stock in connection with our 1999 Employee Stock Purchase Plan of $62,000 and $286,000, respectively, offset by payments made under capital lease obligations of $76,000 and $156,000, respectively. Additionally, in 2002 we generated $50,000 in proceeds from the sale of common stock to an officer. Cash provided by financing activities for 2000 primarily resulted from the receipt of approximately $39.8 million in net proceeds from the sale of common stock in a follow-on offering, $3.6 million in proceeds from the exercise of stock options and $2.6 million in proceeds from the sale of common stock in connection with our 1999 Employee Stock Purchase Plan.

         We have commitments to make future payments under various lease agreements for computer equipment, office furniture and office space. Future commitments under these leases are as follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                            Payments Due By Period
--------------------------------------------------------------------------------------------------------------------------------
Contractual Cash       Total               Less than 1 year     1-3 years             4-5 years           After 5 years
Obligations
--------------------------------------------------------------------------------------------------------------------------------
Capital Lease          57,579              48,969               8,610                 -                   -
Obligations
--------------------------------------------------------------------------------------------------------------------------------
Operating Leases       8,688,991           1,994,488            3,559,671             1,567,416           1,567,416
--------------------------------------------------------------------------------------------------------------------------------

         For the year ended December 31, 2002 we negotiated favorable buyouts of three existing real estate operating leases for approximately $609,000. As a result of such buyouts, we reduced our expected future minimum lease payment obligation by approximately $3.0 million.

         We are required under the terms of certain lease agreements to provide letters of credit. The credit facility agreement used to provide these financial guarantees places restrictions on our cash and cash equivalents. Cash of $1.4 million and $782,000, respectively, at December 31, 2002 and 2001 was pledged as collateral under this agreement.

         In August 2002, we were required under the terms of a customer contract to provide a letter of credit for the value of services to be performed. The credit facility agreement used to provide this financial guarantee places restrictions on our cash and cash equivalents until the services are rendered to the customer. The services are expected to be fully rendered by June 30, 2003. Cash of $518,000 as of December 31, 2002 was pledged as collateral under this agreement.

         We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months. If cash on hand and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain credit facilities. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

         In October 2002, we implemented an employee voluntary stock option exchange program whereby we offered to exchange certain outstanding options to purchase shares of our common stock held by our eligible employees, with exercise prices per share greater than or equal to $0.80, for new options to purchase shares of our common stock (the "Offer to Exchange"). Under the terms of the Offer to Exchange, the 193 participating employees had certain of their existing options to purchase 4,085,860 shares of our common stock cancelled as of October 18, 2002 and received options to purchase 3,139,424 shares of our common stock with an exercise price equal to the closing market price of $0.22 per share on October 18, 2002. All new options were granted under the 1999 Stock Incentive Plan, as amended. Each new option vests in equal monthly installments in accordance with a four year vesting schedule beginning on the date of grant. However, the vesting period was accelerated based on years of service with us measured from the date of grant. Employees who held over 500,000 options, the maximum number of options that may be issued per year to a single employee pursuant to our 1999 Stock Incentive Plan, were only permitted to receive up to 500,000 new options pursuant to the Offer to Exchange. Therefore, we also re-priced 1,500,000 of our Chief Executive Officer's outstanding options to give these options the same terms as if he had been able to fully participate in the Offer to Exchange.

         Through December 31, 2002, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

Recent Accounting Pronouncements

         In July 2001, the FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. We believe the adoption of SFAS 143 will not have a material impact on our consolidated financial position or results of operations.

         In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). This statement eliminates the automatic classification of gain or loss on an extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for us for the year ending December 31, 2003. We believe that the adoption of this statement will not have a significant impact on our consolidated financial position or results of operations.

         In July 2002, the Financial Accounting Standards Board issued
SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 will supersede EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We believe that the adoption of this statement will not have a significant impact on our consolidated financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We have provided information regarding commitments and contingencies relating to guarantees in Note 15 to our consolidated financial statements.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to the fair value recognition provisions under SFAS 123. We adopted the recognition provisions of SFAS 123 as of January 1, 2002 pursuant to the prospective method of adoption required by SFAS 123. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the proforma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. We have adopted the annual disclosure provisions of SFAS 148 in Note 2 to the consolidated financial statements. The adoption of SFAS 148 will not have a significant impact on our consolidated results of operations and financial position.

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

Item 8. Financial Statements and Supplementary Data

                            PREDICTIVE SYSTEMS, INC.
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                       Page
                                                                                                       ----
Report of Deloitte & Touche LLP....................................................................     41
Report of Arthur Andersen LLP......................................................................     43
Consolidated Balance Sheets as of December 31, 2002 and 2001.......................................     44
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.........     45
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the Years
  Ended December 31, 2002, 2001 and 2000...........................................................     46
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.........     48
Notes to Consolidated Financial Statements.........................................................     50
Schedule II - Schedule of Valuation and Qualifying Accounts........................................     74

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Predictive Systems, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Predictive Systems, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and of cash flows for the year then ended. Our audit also included the 2002 financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the 2002 financial statements and the financial statement schedule based on our audit. The financial statements of the Company as of December 31, 2001 and for each of the years in the two-year period then ended, before: (a) the inclusion of the transitional disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") as discussed in Note 7, (b) the revision of the disclosure of proforma stock-based compensation expense, proforma net loss and proforma basic and diluted net loss per share as discussed in Note 2 and (c) the reclassification in the statements of operations of Revenues and Cost of Revenues for reimbursed expenses required by Emerging Issues Task Force Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" ("EITF 01-14") as discussed in Note 2 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 and 2000 financial statement schedule, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated February 6, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements present fairly, in all material respects, the financial position of Predictive Systems, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2002 financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed above, the financial statements of the Company as of December 31, 2001, and for each of the years in the two-year period then ended, were audited by other auditors who have ceased operations and (a) as described in Note 7, those financial statements have been revised to include the transitional disclosures required by SFAS 142 which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 7 with respect to 2001 and 2000 included (i) comparing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported loss, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 7 are appropriate. (b) as discussed above, the notes to the financial statements of the Company for the years ended December 31, 2001 and 2000 have been revised for the disclosure in
Note 2 of the proforma stock-based compensation expense, proforma net loss and proforma basic and diluted net loss per share that would have been recorded had the fair value based method of SFAS 123 "Accounting for Stock-Based Compensation" been adopted for all option grants. Our audit procedures with respect to the revised disclosures in Note 2 included (i) agreeing the revised disclosures of proforma stock-based compensation expense, proforma net loss and proforma basic and diluted net loss per share to the revised underlying accounting analysis obtained from management, (ii) testing the methods and assumptions used by management in determining the fair value of option grants and agreeing the terms of the options granted to underlying supporting documentation obtained from management and (iii) testing the mathematical accuracy of the accounting analysis of proforma stock-based compensation expense, proforma net loss and proforma basic and diluted net loss per share. In our opinion, such revised disclosures for 2001 and 2000 are appropriate. (c) As discussed above, the financial statements of the Company for the years ended December 31, 2001 and 2000 have also been reclassified to give effect to EITF 01-14, which was adopted by the Company on January 1, 2002. We audited the reclassifications described in Note 2 that were applied to conform the 2001 and 2000 financial statements to the comparative presentation required by EITF 01-14. Our audit procedures with respect to the 2001 and 2000 disclosures in
Note 2 included (i) comparing the amounts shown as Revenue - Reimbursed Expenses and Cost of Revenues - Reimbursed Expenses in the Company's consolidated statements of operations to the Company's underlying accounting analysis obtained from management, (ii) on a test basis, comparing the amounts comprising Reimbursed Expenses for Revenues and Cost of Revenues obtained from management to independent supporting documentation, and (iii) testing the mathematical accuracy of the underlying analysis. In our opinion, such reclassifications have been properly applied.

However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and reclassifications, as mentioned above, and, accordingly, we do not express an opinion or any form of assurance on the 2001 and 2000 financial statements taken as a whole.

As discussed in Note 2 to the Consolidated Financial Statements, the Company has changed its method of accounting for goodwill and other intangible assets to conform to SFAS 142, and as discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation to conform to SFAS 123. Both changes were adopted by the Company on January 1, 2002.


/s/ Deloitte & Touche LLP
New York, New York
February 28, 2003 (except
March 27, 2003, as to the disclosure
of the settlement of a litigation
claim as described in Note 15)

                     THE FOLLOWING REPORTS ARE A COPY OF THE
              REPORTS PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND
                 HAVE NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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


New York, New York
February 6, 2002

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


                                             /s/ ARTHUR ANDERSEN LLP


New York, New York
February 6, 2002

                            PREDICTIVE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                           December 31,
                                                                                                 ----------------------------------
                                                                                                      2002               2001
                                                                                                 -------------        -------------
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents ................................................................       $  19,464,669        $  41,277,867
Restricted cash ..........................................................................           1,364,781                   --
Accounts receivable--net of allowance for doubtful accounts of $1,722,078 and
  $2,606,361, respectively ...............................................................           3,805,602           10,124,399
Related party receivables ................................................................             548,704            1,052,540
Unbilled revenues ........................................................................           1,922,870            1,319,044
Advances under system integrator agreement ...............................................                  --            2,205,986
Work in process - hardware and software ..................................................             237,984                   --
Receivables from employees and stockholders ..............................................              14,793               61,526
Refundable income taxes ..................................................................             282,913              375,982
Prepaid expenses and other current assets ................................................           1,654,809            2,180,531
                                                                                                 -------------        -------------

Total current assets .....................................................................          29,297,125           58,597,875

Property and equipment--net of accumulated depreciation and amortization of
  $722,118 and $4,587,357, respectively ..................................................             306,343            6,323,100
Goodwill - net of accumulated amortization of $2,032,293 and
  $19,302,023, respectively ..............................................................           1,669,801           20,841,215
Intangible assets--net of accumulated amortization of
  $5,869,293 in 2001 .....................................................................                  --           15,401,707
Restricted cash ..........................................................................             504,000              782,292
Other assets .............................................................................             432,678              547,103
                                                                                                 -------------        -------------

Total assets .............................................................................       $  32,209,947        $ 102,493,292
                                                                                                 =============        =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable .........................................................................       $     619,842        $   5,451,745
Accrued expenses and other current liabilities ...........................................           5,579,670           11,469,090
Deferred revenue .........................................................................           1,373,691              333,527
Current portion of capital lease obligations .............................................              48,969               81,714
                                                                                                 -------------        -------------

Total current liabilities ................................................................           7,622,172           17,336,076

NONCURRENT LIABILITIES:
Capital lease obligations ................................................................               8,610               52,134
Deferred rent ............................................................................             113,344              165,251
Other long-term liabilities ..............................................................                  --                3,000
                                                                                                 -------------        -------------
Total noncurrent liabilities .............................................................             121,954              220,385
                                                                                                 -------------        -------------
Total liabilities ........................................................................           7,744,126           17,556,461
                                                                                                 -------------        -------------
COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
  none issued and outstanding ............................................................                  --                   --
Common stock, $.001 par value, 200,000,000 shares authorized,
  37,633,856 and 36,360,491 shares issued and outstanding, respectively ..................              37,634               36,361
Additional paid-in capital ...............................................................         230,560,837          229,408,586
Deferred compensation ....................................................................             (14,238)            (182,581)
Accumulated deficit ......................................................................        (206,316,789)        (144,390,718)
Accumulated other comprehensive income ...................................................             198,377               65,183
                                                                                                 -------------        -------------

Total stockholders' equity ...............................................................          24,465,821           84,936,831
                                                                                                 -------------        -------------
Total liabilities and stockholders' equity ...............................................       $  32,209,947        $ 102,493,292
                                                                                                 =============        =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PREDICTIVE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Years Ended December 31,
                                                      ------------------------------------------------------
                                                          2002                  2001                 2000
                                                      ------------        -------------         ------------
Revenues:
Professional services...............................  $ 44,891,443         $ 66,216,949         $ 85,325,305
Reimbursed expenses.................................     1,253,179            1,872,455            2,920,544
Hardware and software sales.........................     3,815,587            1,990,869            2,949,961
                                                      ------------        -------------         ------------
Total revenues......................................    49,960,209           70,080,273           91,195,810
                                                      ------------        -------------         ------------
Cost of Revenues (excluding noncash charges for
  stock-based compensation and services of
  $131,376, $102,606 and $58,937, respectively):
Professional services...............................    31,685,260           50,517,538           47,420,520
Reimbursed expenses.................................     1,253,179            1,872,455            2,920,544
Hardware and software...............................     3,418,979            2,090,307            2,200,748
                                                      ------------        -------------         ------------
Total cost of revenues..............................    36,357,418           54,480,300           52,541,812
                                                      ------------        -------------         ------------
Gross profit........................................    13,602,791           15,599,973           38,653,998

Sales and marketing (excluding noncash charges for
  stock-based compensation and services of $49,528,
  $35,429 and $64,151, respectively)................     8,026,827           15,830,308           12,290,414
General and administrative (excluding noncash
  charges for stock-based compensation and services
  of $148,251, $137,697 and $34,469, respectively)..    20,372,332           42,057,829           32,230,805
Depreciation and amortization.......................     1,707,773            2,872,587            1,657,311
Intangibles amortization............................     1,960,500           21,932,718            2,911,727
Loss on equipment...................................            --              443,498                   --
Impairment of goodwill and intangibles..............     9,304,995           60,485,448                   --
Impairment of property and equipment................     4,510,193                   --                   --
Restructuring and other charges.....................     7,468,714           14,672,561                   --
Loss on long-term investments in related parties....            --            2,000,000                   --
Noncash charges for stock-based compensation and
  services..........................................       329,155              275,732              157,557
                                                      ------------        -------------         ------------
Total operating expenses............................    53,680,489          160,570,681           49,247,814
                                                      ------------        -------------         ------------
Operating loss......................................   (40,077,698)        (144,970,708)         (10,593,816)

Other Income (Expense):
Interest income.....................................       411,007            2,565,474            7,260,536
Other income (expense)..............................     1,123,272              (50,819)            (268,314)
Interest expense....................................       (34,886)             (51,845)            (190,519)
                                                      ------------        -------------         ------------
Loss before income tax provision (benefit) and
  cumulative effect of change in accounting
  principle.........................................   (38,578,305)        (142,507,898)          (3,792,113)
Income tax provision (benefit)......................        40,140           (1,634,752)              95,084
                                                      ------------        -------------         ------------
Loss before cumulative effect of change in
  accounting principle..............................   (38,618,445)        (140,873,146)          (3,887,197)
Cumulative effect of change in accounting principle.   (23,307,626)                  --                   --
                                                      ------------        -------------         ------------
Net loss............................................  $(61,926,071)       $(140,873,146)        $ (3,887,197)
                                                      ============        =============         ============
Basic and diluted loss per common share before
  cumulative effect of change in accounting
  principle.........................................  $      (1.03)       $       (3.91)        $      (0.15)

Cumulative effect of change in accounting principle.         (0.63)                  --                   --
                                                      ------------        -------------          -----------
Basic and diluted net loss per common share ........  $      (1.66)       $       (3.91)        $      (0.15)
                                                      ============        =============         ============

Basic and diluted weighted average common shares
  outstanding.......................................    37,330,816           36,008,048           26,273,946
                                                      ============        =============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PREDICTIVE SYSTEMS, INC.
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                                                                         Common Stock           Additional
                                                                                    -----------------------      Paid-in
                                                                                     Shares      Par Value       Capital
                                                                                   ----------    ----------   -------------
Balance at January 1, 2000.....................................................    23,429,200    $ 23,429     $ 108,404,681
   Comprehensive loss..........................................................
   Net loss....................................................................            --          --                --
   Unrealized loss on investments..............................................            --          --                --
   Foreign currency translation adjustment.....................................            --          --                --

Total comprehensive loss.......................................................            --          --                --

   Issuance of common stock in connection with
     Employee Stock Purchase Plan..............................................       192,723         193         2,571,958
   Issuance of common stock in secondary offering,
     net of offering expenses of $917,000......................................     1,000,000       1,000        39,823,079
   Issuance of common stock and options in
     connection with the acquisition of Synet..................................     1,922,377       1,923        22,729,425
   Issuance of common stock and options in
     connection with the acquisition of Global
     Integrity.................................................................     5,240,275       5,240        45,057,627
   Exercise of options.........................................................     3,119,121       3,119         3,928,871
   Income tax benefit relating to
     exercise of options.......................................................            --          --         5,238,072
   Noncash charges for stock-based compensation
     and services..............................................................            --          --                --
                                                                                   ----------    --------     -------------
Balance at December 31, 2000...................................................    34,903,696      34,904       227,753,713
   Comprehensive loss..........................................................
   Net loss....................................................................            --          --                --
   Unrealized loss on investments..............................................            --          --                --
   Foreign currency translation adjustment.....................................            --          --                --

Total comprehensive loss.......................................................            --          --                --

   Issuance of common stock in connection with
     Employee Stock Purchase Plan..............................................       181,125         181           285,478
   Exercise of options.........................................................     1,275,670       1,276         1,567,697
   Cancellation of options.....................................................            --          --          (281,736)
   Noncash charges for stock-based compensation
     and services..............................................................            --          --            83,434
                                                                                   ----------    --------     -------------
Balance at December 31, 2001...................................................    36,360,491      36,361       229,408,586
   Comprehensive loss..........................................................
   Net loss....................................................................            --          --                --
   Recognition of foreign currency translation loss on disposition of
     Predictive AG.............................................................            --          --                --
   Foreign currency translation adjustment.....................................            --          --                --

Total comprehensive loss.......................................................            --          --                --

   Issuance of common stock in connection with
     Employee Stock Purchase Plan.............................................         77,620          77            62,344
   Exercise of options........................................................        957,650         958           879,333
   Cancellation of options....................................................             --          --           (49,729)
   Proceeds from sale of common stock to officer..............................        238,095         238            49,762
   Noncash charges for stock-based compensation
     and services (Note 14)...................................................             --          --           210,541
                                                                                   ----------    --------     -------------
Balance at December 31, 2002..................................................     37,633,856    $ 37,634     $ 230,560,837
                                                                                   ==========    ========     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PREDICTIVE SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                        COMPREHENSIVE LOSS- (Continued)

                                                                                   Retained     Accumulated
                                                                                   Earnings        Other            Total
                                                                 Deferred        (Accumulated   Comprehensive    Stockholders'
                                                               Compensation        Deficit)     Income (Loss)       Equity
                                                               ------------        --------     -------------   -------------
Balance at January 1, 2000.................................    $ (256,672)    $      369,625      $(39,341)    $ 108,501,722
   Comprehensive loss......................................
   Net loss................................................            --         (3,887,197)           --        (3,887,197)
   Unrealized loss on investments..........................            --                 --       (11,670)          (11,670)
   Foreign currency translation
     adjustment............................................            --                 --       168,532           168,532
                                                                                                                ------------
Total comprehensive loss...................................                                                       (3,730,335)
                                                                                                                ============
   Issuance of common stock in connection
     with the Employee Stock Purchase Plan.................            --                 --            --         2,572,151
   Issuance of common stock in
     secondary offering, net of offering
     expenses of $917,000..................................            --                 --            --        39,824,079
   Issuance of common stock and options
     in connection with the acquisition
     of Synet..............................................      (474,308)                --            --        22,257,040
   Issuance of common stock and options
     in connection with the acquisition of
     Global Integrity......................................      (120,857)                --            --        44,942,010
   Exercise of options.....................................            --                 --            --         3,931,990
   Income tax benefit relating to
     exercise of options...................................            --                 --            --         5,238,072
   Noncash charges for stock-based compensation
     and services..........................................       157,557                 --            --           157,557
                                                                ---------     --------------     ---------     -------------
Balance at December 31, 2000...............................      (694,280)        (3,517,572)      117,521       223,694,286
   Comprehensive loss......................................
   Net loss................................................            --       (140,873,146)           --      (140,873,146)
   Unrealized loss on investments..........................            --                 --        (2,896)           (2,896)
   Foreign currency translation
     adjustment............................................            --                 --       (49,442)          (49,442)
                                                                                                                ------------
Total comprehensive loss...................................                                                     (140,925,484)
                                                                                                                ============
   Issuance of common stock in connection with
     Employee Stock Purchase Plan..........................            --                 --            --           285,659
   Exercise of options.....................................            --                 --            --         1,568,973
   Cancellation of options.................................       319,401                 --            --            37,665
   Noncash charges for stock-based compensation
     and services..........................................       192,298                 --            --           275,732
                                                                ---------     --------------     ---------     -------------
Balance at December 31, 2001...............................      (182,581)      (144,390,718)       65,183        84,936,831
   Comprehensive loss......................................
   Net loss................................................            --        (61,926,071)           --       (61,926,071)
   Recognition of foreign currency translation loss on
     disposition of Predictive AG..........................            --                 --      (139,344)         (139,344)
   Foreign currency translation
     adjustment............................................            --                 --       272,538           272,538
                                                                                                                ------------
Total comprehensive loss...................................                                                      (61,792,877)
                                                                                                                ============
   Issuance of common stock in connection with
     Employee Stock Purchase Plan..........................            --                 --            --            62,421
   Exercise of options.....................................            --                 --            --           880,291
   Cancellation of options.................................        49,729                 --            --                --
   Proceeds from sale of common stock to officer                       --                 --            --            50,000
   Noncash charges for stock-based compensation
     and services (Note 14)................................       118,614                 --            --           329,155
                                                                ---------     --------------     ---------     -------------
Balance at December 31, 2002...............................     $ (14,238)    $ (206,316,789)    $ 198,377     $  24,465,821
                                                                ==========    ===============    =========     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PREDICTIVE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years Ended December 31,
                                                                        --------------------------------------------------
                                                                            2002              2001                2000
                                                                        ------------        -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................................  $ (61,926,071)     $(140,873,146)      $ (3,887,197)
Adjustments to reconcile net loss to net cash used in
  operating activities--
  Noncash charges for stock-based compensation and services..........        329,155            275,732            157,557
  Deferred income taxes..............................................             --         (1,529,498)          (462,297)
  Depreciation and amortization......................................      3,668,273         24,805,305          4,569,038
  Loss on equipment..................................................             --            443,498                 --
  Impairment of goodwill and intangibles.............................      9,304,995         60,485,448                 --
  Impairment of property and equipment...............................      4,510,193                 --                 --
  Cumulative effect of change in accounting principle................     23,307,626                 --                 --
  Gain on sale of property and equipment.............................             --                 --             (3,023)
  Bad debt expense...................................................         83,881          4,758,026          4,921,556
  Loss on long-term investments in related parties...................             --          2,000,000                 --
  Impairment of inventory held for resale............................             --            500,000                 --
  Write-off of advances under system integrator agreement............      1,740,236                 --                 --
  Write-off of receivables from employees............................             --             27,237                 --
  Non-cash component of restructuring and other charges..............        655,161          8,118,252                 --
(Increase) decrease in--
  Restricted cash....................................................     (1,086,489)          (782,292)                --
  Accounts receivable................................................      5,987,772          6,564,759         (5,655,077)
  Related party receivables..........................................        503,836          3,714,857         (3,840,111)
  Unbilled revenues..................................................       (603,826)         2,796,754         (1,740,325)
  Advances under system integrator agreement.........................        465,750         (2,205,986)                --
  Refundable income taxes............................................         88,724           (375,048)           762,802
  Prepaid expenses and other current assets..........................        250,646         (1,440,703)          (300,372)
  Other assets.......................................................        114,423           (316,407)            24,833
(Decrease) increase in--
  Accounts payable...................................................     (4,789,958)         2,392,553               (233)
  Accrued expenses and other current liabilities.....................     (5,726,907)        (3,963,460)         3,673,829
  Deferred revenue...................................................      1,040,164         (2,140,033)          (665,116)
  Deferred rent......................................................        (51,907)          (365,338)           480,726
  Other long-term liabilities........................................         (3,000)             3,000             (2,498)
                                                                        ------------        -----------       ------------
Net cash used in operating activities................................    (22,137,323)       (37,106,490)        (1,965,908)
                                                                        ------------        -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities....................................             --         (8,487,989)        (8,011,356)
Proceeds from sale or redemption of marketable securities............             --         12,279,179          6,223,646
Loans to employees...................................................        (71,000)           (62,576)           (76,308)
Repayments from employees for loans..................................        112,721            111,785             64,647
Settlement of notes receivable, net..................................             --                 --            283,493
Purchases of property and equipment..................................       (911,587)        (7,448,973)        (6,862,966)
Sale of property and equipment.......................................             --                 --             27,500
Net cash paid in acquisitions of Synet and Global Integrity..........             --                 --        (43,282,258)
Long-term investment in related parties..............................             --                 --         (2,000,000)
                                                                        ------------        -----------       ------------
Net cash used in investing activities................................       (869,866)        (3,608,574)       (53,633,602)
                                                                        ------------        -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock to officer........................         50,000                 --                 --
Proceeds from public offerings, net of expenses,
  including reissuance of treasury stock.............................             --                 --         39,824,079
Proceeds from exercise of stock options..............................        885,301          1,853,774          3,637,436
Proceeds from issuance of common stock in connection
  with Employee Stock Purchase Plan..................................         62,421            285,659          2,572,151
Principal payments on capital leases.................................        (76,269)          (155,851)          (177,531)
                                                                        ------------        -----------       ------------
Net cash provided by financing activities............................        921,453          1,983,582         45,856,135
                                                                        ------------        -----------       ------------
Effects of exchange rates............................................        272,538            (49,442)           168,532
Net decrease in cash.................................................    (21,813,198)       (38,780,924)        (9,574,843)

CASH AND CASH EQUIVALENTS, beginning of period.......................     41,277,867         80,058,791         89,633,634
                                                                        ------------        -----------       ------------
CASH AND CASH EQUIVALENTS, end of period.............................   $ 19,464,669       $ 41,277,867       $ 80,058,791
                                                                        ============        ===========       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest.............................................................   $     37,208       $     55,313       $    190,519
                                                                        ============        ===========       ============
Taxes................................................................   $    219,028       $    359,744       $    109,440
                                                                        ============        ===========       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PREDICTIVE SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)

                                                                      Years Ended December 31,
                                                           ------------------------------------------------
                                                                2002              2001             2000
                                                           -------------     -------------    -------------
DETAILS OF ACQUISITIONS:
Fair value of assets acquired........................      $          --     $          --    $ 127,608,072
Liabilities assumed..................................                 --                --      (15,980,009)
Less fair value of equity issued.....................                 --                --      (67,199,050)
Less accrued transaction expenses....................                 --                --      ( 1,133,662)
                                                           -------------     -------------    -------------
  Cash paid..........................................                 --                --       43,295,351
Less cash acquired...................................                 --                --          (13,093)
                                                           -------------     -------------    -------------
  Net cash paid......................................      $          --     $          --    $  43,282,258
                                                           =============     =============    =============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING TRANSACTIONS:

Stock and options issued for acquisition.............      $          --     $          --    $  67,199,050
                                                           =============     =============    =============

Tax benefits of stock option exercises...............      $          --     $          --    $   5,238,072
                                                           =============     =============    =============
Services provided to Global Integrity prior to
  acquisition date...................................      $          --     $          --    $     555,500
                                                           =============     =============    =============

Noncash adjustment to purchase price for Fiscal 2000
acquisitions.........................................      $          --     $   2,196,521    $          --
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

                            PREDICTIVE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Ownership and Operations:

         Predictive Systems, Inc. (the "Company"), was incorporated under the laws of the State of Delaware on February 10, 1995.

         The Company is a leading independent network infrastructure and security consulting company focused on helping global enterprises and service providers harness the power of network technology. Specifically, the Company builds, optimizes, and secures high-performance infrastructures that deliver measurable results by increasing operational efficiency, mitigating risk, and empowering its Fortune 1000 clients' business initiatives. The Company's expertise spans a multitude of disciplines including enterprise management, performance, network design, and management and information security. Services are currently provided through the Company's offices and wholly-owned subsidiaries located throughout the United States and its wholly-owned subsidiaries in the United Kingdom and The Netherlands. The Company previously had subsidiaries in Germany, one of which was acquired in the fourth quarter of 2000 through the acquisition of Synet and a second subsidiary which was formed in the first quarter of 2001, and in Japan, which was also formed in the first quarter of 2001. During 2002, the two German subsidiaries were merged and in December 2002, the surviving German subsidiary declared bankruptcy. In July 2002, the Company's Japanese subsidiary was dissolved and liquidated.

(2) Summary of Significant Accounting Policies:

Principles of Consolidation

         The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates used in the preparation of the Company's consolidated financials statements include the fair value of acquired assets, purchase price allocations, the fair value of equity instruments underlying stock-based compensation, the realizability of deferred tax assets, the carrying value of goodwill and intangible assets, percentage of completion estimates for fixed price contracts and depreciation and amortization.

Revenue and Cost Recognition

         Revenues for time-and-material contracts are recognized as the services are rendered. Revenue from fixed fee contracts are recognized using the percentage-of-completion method of accounting, as prescribed by AICPA Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may periodically encounter changes in estimated costs and other factors that may lead to a change in the estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates are made in the period in which the underlying factors requiring such revisions become known. If such revisions indicate a loss on a contract, the entire loss is recorded at such time. Amounts billed in advance of services being performed are recorded as deferred revenue. Certain fixed-fee contracts may have substantive customer acceptance provisions. The acceptance terms generally include a single review and revision cycle for each deliverable to meet the customer's required performance criteria. Revenue is recognized upon receipt of acceptance from the customer. The Company acts as a reseller of certain hardware and software. Revenue is generally recognized when these products are shipped to the customer. If substantive customer acceptance of the hardware and software is required, revenue is recognized upon receipt of acceptance from the customer. If the Company is not the primary obligor in a resale arrangement and receives a stated percentage of the amount billed to the customer, revenues for the resale of inventory are recognized on a net basis in the period of resale.

                            PREDICTIVE SYSTEMS, INC.

(2) Summary of Significant Accounting Policies: -- (Continued)

         The Company on occasion enters into multiple element arrangements under which it generally provides professional services and hardware and software. The Company allocates the aggregate revenues from multiple element arrangements to each element based on objective evidence of the fair value of the elements. Revenue is recognized as each element is delivered and the Company has no significant remaining performance obligations. If the Company enters into a multiple elements agreement where objective evidence of the fair value of each element of the arrangement does not exist, all revenue from the arrangement is deferred until all elements of the arrangement are delivered. The Company has established objective evidence for each of the elements it sells in its multiple element arrangements as either it or its competitors sell similar professional services, hardware and software on a standalone basis.

         In November 2001, the Emerging Issues Task Force (EITF) of the FASB issued EITF 01-14 "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (EITF-01-14). EITF 01-14 requires reimbursements received for "out-of-pocket" expenses be classified as revenue, and correspondingly cost of services, in the income statement. This accounting treatment should be applied in financial reporting periods (years) beginning as early as the first quarter of 2002. Upon application of the pronouncement, comparative financial statements for prior periods must also be reclassified in order to ensure consistency among all periods presented. The Company adopted this pronouncement effective January 1, 2002 and has separately disclosed the impact of adoption in the consolidated statements of operations.

         Unbilled revenues represents costs incurred and estimated earnings, production, and other client-reimbursable costs. Included in unbilled revenues as of December 31, 2002 and 2001 is $723,960 and $633,856, respectively, related to fixed-price contracts.

         Deferred revenue represents prepayments from customers for future services to be performed. Revenue is recognized upon performance of these related services.

Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

         The Company is required under the terms of certain lease agreements to provide letters of credit. The credit facility agreement used to provide these financial guarantees places restrictions on the Company's cash and cash equivalents. Cash of $1,350,346 (of which $846,346 was classified as current) and $782,292, respectively, at December 31, 2002 and 2001 was pledged as collateral under this agreement.

         In August 2002, the Company was required under the terms of a customer contract to provide a letter of credit for the value of services to be performed. The credit facility agreement used to provide this financial guarantee places restrictions on the Company's cash and cash equivalents until the services are rendered to the customer. The services are expected to be fully rendered by June 30, 2003. Cash of $518,435 as of December 31, 2002 was pledged as collateral under this agreement and has been recorded in the balance sheet as a current asset.

Marketable Securities

         The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. All marketable securities are classified as available-for-sale and are available to support current operations or take advantage of other investment opportunities. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses, net of taxes, are computed on the basis of specific identification and are recorded as a component of other comprehensive income. Unrealized gains and losses in fiscal years 2001 and 2000 were immaterial. There were no unrealized gains or losses in 2002.

                            PREDICTIVE SYSTEMS, INC.

(2) Summary of Significant Accounting Policies: -- (Continued)

Advances Under System Integrator Agreement

         During 2001, the Company entered into a system integrator agreement with a vendor under which the Company would solicit orders for the resale of the vendor's software products. Under the terms of the agreement, the Company is not the primary obligor in the resale arrangement and receives a stated percentage of the amount billed to the customer. Revenues are recognized on a net basis in the period of resale. At December 31, 2001, the carrying value of the system integrator agreement was $2,205,986. During 2002, the Company received $465,750 of payments from the vendor. The remaining $1,740,236 was written-off in 2002 (Note 17). As the Company was acting as an agent of the supplier in the arrangement for the resale of this software and the revenues were recognized on a net basis, such write-off has been classified as restructuring and other charges.

Property and Equipment

         Computer equipment and office furniture are carried at their cost basis and depreciated using the straight-line method over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the life of the lease. Expenditures for maintenance and repairs are charged to operations as incurred and major expenditures for renewals and asset improvements are capitalized and depreciated over their useful lives.

         The Company capitalizes the costs of acquiring, developing and testing software to meet the Company's internal needs. Under the provisions of AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Costs associated with the development of software for internal use have been capitalized in the amounts of $186,714 and $2,474,656 for the years ended December 31, 2002 and 2001, respectively. Software development costs are amortized using a straight-line method over a three-year period. Amortization of capitalized software development costs for internal use software began January 1, 2002, the date at which the software was ready for its intended use. Such amortization amounted to $443,491 for the year ended December 31, 2002. During 2002, the Company recorded an impairment charge for the net book value of capitalized software costs of $2,217,879 in connection with the impairment review of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." (Note 8)

Goodwill and Indefinite Lived Intangibles

         Goodwill consists of the excess purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite lived intangibles consist of the Company's tradename intangible. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which was adopted by the Company effective January 1, 2002, the carrying value of goodwill and indefinite lived intangibles are evaluated for impairment on an annual basis. The Company also reviews goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that their carrying amount may be impaired. If the carrying value of goodwill exceeds its implied value an impairment loss is recognized for an amount equal to the excess of the carrying value over the implied value. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company's reporting units utilized for evaluating the recoverability of goodwill and the indefinite lived intangibles are the same as its operating segments (Note 7).

         Prior to the adoption of SFAS 142 on January 1, 2002, goodwill and indefinite lived intangibles were amortized on a straight-line basis over periods from three to five years and were evaluated for impairment under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" (SFAS 121).

Foreign Currency Translation

         The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average rates during each reporting period for results of operations and cash flows. Adjustments resulting from translation of financial statements are reflected as a component of other comprehensive income (loss).

                            PREDICTIVE SYSTEMS, INC.

(2) Summary of Significant Accounting Policies: -- (Continued)

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided based on the weight of available evidence, if it is considered more likely than not that all or some portion of the deferred tax assets will not be realized. (Note 13)

Loss Per Share of Common Stock

         The Company calculates its loss per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). SFAS 128 requires dual presentation of "basic" and "diluted" loss per share on the face of the statement of operations. In accordance with SFAS 128, basic loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period. The per share effects of potential common shares such as warrants and options have been excluded from the calculation of diluted loss per share, as their effect would be antidilutive in all periods presented.

Accounting for Long-Lived Assets

         Long-lived assets consist of property and equipment and other intangible assets. The Company's other intangible assets are comprised of amortizable customer lists and developed technology. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. The Company evaluates the carrying value of its long-lived assets in relation to the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition when indications of impairment are present. If it is determined that an impairment in value has occurred, the carrying value of the asset will be reduced to the present value of the expected future operating cash flows to be generated by the asset (Note 8). The Company adopted the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) effective January 1, 2002. Prior to the adoption of SFAS 144, the Company accounted for its long-lived assets in accordance with the provisions of SFAS 121. SFAS 121 established financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 required, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of.

Stock-Based Compensation

         In October 2002, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, the Company is required to apply the fair value method of accounting to all equity instruments issued to employees on or after January 1, 2002. The fair value method is not applied to stock option awards granted in fiscal years prior to 2002. Such awards will continue to be accounted for under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25), except to the extent that prior years' awards are modified subsequent to January 1, 2002. Option grants issued prior to January 1, 2002 that have not been modified or settled continue to be accounted for under the intrinsic value method of APB 25. Therefore, the cost related to stock-based employee compensation included in the determination of the net loss for 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since their date of grant. The following table illustrates the effect on net loss and net loss per common share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                            PREDICTIVE SYSTEMS, INC.

(2) Summary of Significant Accounting Policies: -- (Continued)

                                                                                            Years Ended December 31,
                                                                            -------------------------------------------------------
                                                                                 2002                 2001                 2000
                                                                            -------------        -------------        -------------
Net loss - as reported                                                      $ (61,926,071)       $(140,873,146)       $  (3,887,197)
Add:  Stock-based employee
  compensation expense included
  in reported net loss, net of related
  tax effects                                                                     329,155              275,732              157,557
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects                                   (6,192,975)         (12,147,755)          (8,932,844)
                                                                            -------------        -------------        -------------

Net loss - proforma                                                         $ (67,789,891)       $(152,745,169)       $ (12,662,484)
                                                                            =============        =============        =============

Basic and diluted net loss per common share - as
reported                                                                    $       (1.66)       $       (3.91)       $       (0.15)
                                                                            =============        =============        =============

Basic and diluted net loss per common share - proforma                      $       (1.82)       $       (4.24)       $       (0.48)
                                                                            =============        =============        =============

Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of outstanding capital lease obligations approximate fair value based on terms and interest rates available to the Company for similar transactions.

Comprehensive Income (Loss)

         The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires that in addition to net income (loss), a company should report other comprehensive income (loss) consisting of gains and losses, which bypass the traditional income statement and are recorded directly into stockholders' equity (deficiency) on the balance sheet. The components of other comprehensive income for the Company consist of unrealized gains and losses relating to the translation of financial statements maintained in foreign currencies and unrealized gains and losses relating to the Company's investments in marketable securities.

Segment Reporting

         Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company has three operating segments consisting of its US Consulting, International Consulting and Managed Security Services businesses. The Company evaluates the performance of its segments based on their operating income (loss), which represents segment revenues less direct costs of operation excluding the allocation of corporate expense. (Note 16)

                            PREDICTIVE SYSTEMS, INC.

(2) Summary of Significant Accounting Policies: -- (Continued)

Recently Issued Accounting Pronouncements

         In July 2001, the FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company believes the adoption of SFAS 143 will not have a material impact on its consolidated financial position or results of operations.

         In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). This statement eliminates the automatic classification of gain or loss on an extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The Company believes that the adoption of this statement will not have a significant impact on its consolidated financial position or results of operations.

         In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). SFAS 146 will supersede EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of this statement will not have a significant impact on its consolidated financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided information regarding commitments and contingencies relating to guarantees in Note 15.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to the fair value recognition provisions under SFAS 123. The Company adopted the recognition provisions of SFAS 123 as of January 1, 2002 pursuant to the prospective method of adoption required by SFAS 123. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the proforma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. The Company has adopted the annual disclosure provisions of SFAS 148 in Note 2 to the consolidated financial statements. The adoption of SFAS 148 will not have a significant impact on the Company's consolidated results of operations and financial position.

(3) Acquisitions:

         On October 16, 2000, the Company acquired Synet Service Corporation (Synet) in a transaction accounted for as a purchase. Synet is a network and systems management consulting firm that works with organizations to improve the availability and reliability of e-commerce applications and network infrastructure. The consideration for the acquisition consisted of an aggregate of 1,922,377 shares of the Company's common stock at a fair value of $11.00 per share, $9,000,000 cash paid upon closing of the transaction, $1,053,164 cash paid to fund the operating needs of Synet prior to the closing of the transaction and transaction expenses of $1,085,417, of which all had been paid as of December 31, 2001. Approximately 522,000 shares were accounted for as stock options until a related note was repaid in December 2000, at which time the shares were considered to be issued for accounting purposes. The Company also issued options to purchase 242,459 shares of its common stock to employees of Synet in exchange for their Synet options. These options had a fair value of $1,110,893 and were accounted for as additional purchase price. The Company acquired net tangible assets of $1,222,646 and recorded intangible assets of approximately $33,358,000, which represented customer lists, workforce and the excess of the purchase price over the fair value of the net tangible assets of approximately $30,392,000. Additionally, the Company recognized a deferred income tax liability of $1,184,620 related to the nondeductibility of certain acquired identifiable intangibles. In 2001, the Company recorded an additional $498,000 to the purchase price for the closing of certain offices and a reduction in workforce in connection with the Company's acquisition plan. This amount consisted of $254,000 for severance benefits for 22 employees and $244,000 for exit costs related to real estate. Additionally, the Company recorded an additional reduction to the purchase price of approximately $475,000 as part of the final purchase price allocation. Subsequent to the acquisition and until the adoption of SFAS 142 on January 1, 2002 (Note 7), goodwill and indefinite lived intangible assets were being amortized on a straight-line basis over periods of three to five years. During the years ended December 31, 2001 and 2000, the Company recognized $5,650,998 and $1,325,814, respectively, of amortization expense related to goodwill and indefinite lived intangible assets from the acquisition of Synet. The results of operations of Synet have been included in the results of operations of the Company since the date of acquisition.

                            PREDICTIVE SYSTEMS, INC.

(3) Acquisitions: -- (Continued)

         The final purchase price allocation as of October 16, 2001 is as follows:

Accounts receivable, net ...................................       $  1,342,856
Unbilled revenues ..........................................            599,700
Prepaid expenses and other current assets ..................            823,648
Related party receivable ...................................            487,493
Property and equipment .....................................            104,872
Goodwill ...................................................         30,414,601
Workforce ..................................................          1,766,000
Customer lists .............................................          1,200,000
Other assets ...............................................            104,268
Accounts payable ...........................................           (540,329)
Accrued expenses and other current liabilities .............         (1,327,807)
Notes payable ..............................................           (220,000)
Deferred revenue ...........................................           (175,061)
Deferred income tax liability ..............................         (1,184,620)
                                                                   ------------
 Total purchase price ......................................       $ 33,395,621
                                                                   ============

            On December 14, 2000, the Company acquired Global Integrity Corporation (Global Integrity) in a transaction accounted for as a purchase. Global Integrity provides information security services to Fortune 500 and Global 1000 companies. The consideration for the acquisition consisted of an aggregate of 5,240,275 shares of the Company's common stock at a fair value of $8.15 per share, $31,460,270 in cash paid at the closing of the transaction and transaction expenses of $1,830,162. The Company also issued options to purchase 551,048 shares of its common stock to employees of Global Integrity in exchange for their Global Integrity options. These options had a fair value of $2,271,434 and were accounted for as additional purchase price. Additionally, the Global Integrity stockholders and optionholders had the right to earn up to an additional $14,012,500 in value (to be paid in cash to stockholders and additional options to optionholders) upon the achievement of certain revenue milestones by the acquired business. The earnout period expired on December 31, 2001 without any payments being made. The Company acquired net tangible assets of $4,482,032 and recorded intangible assets of approximately $81,096,000, which represented customer lists, workforce, tradenames, developed technology and the excess of the purchase price over the fair value of the net tangible assets of approximately $62,798,000. Additionally, the Company recognized a deferred income tax liability of $7,308,222 related to the nondeductibility of certain acquired identifiable intangibles. In 2001, the Company recorded an additional $3,282,000 to the purchase price for the closing of certain offices and a reduction in workforce in connection with the Company's acquisition plan. This amount consisted of $178,000 for severance benefits for 20 employees and approximately $3,104,000 for exit costs related to real estate. Additionally, the Company recorded a reduction to the purchase price of approximately $130,000 as part of the final purchase price allocation. Subsequent to the acquisition and until the adoption of SFAS 142 on January 1, 2002 (Note 7), goodwill and indefinite lived intangible assets were being amortized on a straight-line basis over periods of three to five years. During the years ended December 31, 2001 and 2000, the Company recognized $12,014,105 and $524,159, respectively, of amortization expense related to goodwill and indefinite lived intangible assets from the acquisition of Global Integrity. The results of operations of Global Integrity have been included in the results of operations of the Company since the date of acquisition.

                            PREDICTIVE SYSTEMS, INC.

(3) Acquisitions: -- (Continued)

         The final purchase price allocation as of December 14, 2001 is as follows:

Cash and cash equivalents ..................................       $     13,093
Accounts receivable, net ...................................          4,040,788
Unbilled revenues ..........................................          2,277,888
Prepaid expenses and other current assets ..................          1,790,213
Property and equipment .....................................          1,292,741
Goodwill ...................................................         65,950,551
Workforce ..................................................          2,900,000
Customer lists .............................................          3,300,000
Developed technology .......................................          9,575,000
Tradenames .................................................          2,530,000
Accounts payable ...........................................           (197,032)
Accrued expenses and other current liabilities .............         (5,277,987)
Income taxes payable .......................................           (126,680)
Deferred revenue ...........................................         (1,898,894)
Deferred income tax liability ..............................         (7,899,574)
                                                                   ------------
    Total purchase price ...................................       $ 78,270,107
                                                                   ============

(4) Net Income (Loss) Per Share:

         As discussed in Note 2, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are anti-dilutive.

         Potential common shares of 9,077,150, 13,327,083 and 10,967,357 representing outstanding options as of December 31, 2002, 2001 and 2000, respectively, were not considered in the calculation of diluted net loss per common share for the respective years ended December 31, 2002, 2001 and 2000 as the effect would be anti-dilutive.

(5) Business Concentrations and Credit Risk:

         Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company's clients are primarily concentrated in the United States. The Company generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. For the years ended December 31, 2002, 2001 and 2000, the Company recorded bad debt expense of approximately $84,000, $4,758,000 and $4,922,000, respectively. In 2002, the Company wrote-off trade accounts receivable of approximately $1,002,000. In 2001, the Company wrote-off trade accounts receivable of approximately $1,925,000 as a result of customers filing for federal bankruptcy protection, which created significant uncertainty regarding the Company's ability to collect these outstanding trade accounts receivable balances. The remaining expense for the year ended December 31, 2001 was additional provision based on the Company's analysis of its accounts receivable balances.

                            PREDICTIVE SYSTEMS, INC.

(5) Business Concentrations and Credit Risk: -- (Continued)

For the years ended December 31, 2002, 2001 and 2000, approximately 15.0%, 17.3% and 10.2% of revenues before reimbursed expenses, respectively, were from BellSouth who is a related party (Note 9). Pfizer accounted for approximately 13.7% of revenues before reimbursed expenses for the year ended December 31, 2002. There were no other customers that accounted for more than 10% of revenues before reimbursed expenses for the years ended December 31, 2001 and 2000. The amounts due from BellSouth at December 31, 2002 and 2001 were $524,977 and $994,322, respectively. For the years ended December 31, 2002, 2001 and 2000, the Company's five largest customers accounted for approximately 45.4%, 40.6% and 37.8% of revenues before reimbursed expenses, respectively.

(6) Property and Equipment:

         The components of property and equipment at December 31, 2002 and 2001 are as follows:

                                                                           December 31,
                                                                   ----------------------------
                                                     Estimated
                                                      Useful
                                                    Lives (Yrs)          2002            2001
                                                                   ------------    ------------
Computer equipment .............................              3    $    690,201    $  7,058,766
Office furniture ...............................              5         170,862         829,577
Capitalized software ...........................              3              --       2,474,656
Leasehold improvements .........................           5-10         167,398         547,458
                                                                   ------------    ------------
                                                                      1,028,461      10,910,457

Less:  accumulated depreciation and amortization                       (722,118)     (4,587,357)
                                                                   ------------    ------------
                                                                   $    306,343    $  6,323,100
                                                                   ============    ============

         Depreciation and amortization expense related to property and equipment, including property and equipment acquired under capital leases, aggregated $1,707,773, $2,872,587 and $1,657,311 for the years ending December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, property and equipment acquired under capital leases had been written-off in its entirety.

(7) Goodwill and Intangible Assets:

         On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. SFAS 141 also requires that the fair value of an assembled workforce acquired be included in the amount initially recorded as goodwill. Upon adoption of SFAS 141, the Company reclassified $2,947,748 into goodwill which was initially recorded as other intangible assets related to the value of the assembled workforces of Synet and Global Integrity. SFAS 142 requires that upon adoption, amortization of goodwill and indefinite lived intangible assets cease, and instead, the carrying value of goodwill and indefinite lived intangible assets be evaluated for impairment on at least an annual basis. SFAS 142 also requires the goodwill of each reporting unit to be tested for impairment as of the beginning of the fiscal year in which this statement is initially applied. The Company's reporting units utilized for evaluating the recoverability of goodwill are the same as its operating segments. The Company evaluated goodwill and its tradename intangible asset for impairment as of January 1, 2002 and determined that an impairment of $23,307,626 existed at that date. This impairment charge has been reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002. An independent third party valuation specialist using a combined income and market approach determined the fair value of the Company's reporting units. The impairment charge resulted from a continued decline in the Company's revenues and a reduction in the expected future cash flows to be generated from operations.

                            PREDICTIVE SYSTEMS, INC.

(7) Goodwill and Intangible Assets: -- (Continued)

         Due to revenue declines in the Synet and Global Integrity businesses during 2001 compared to prior periods and forecasted earnings, and the overall deterioration of market conditions in the enterprise sector, the Company reviewed goodwill and the intangible assets for impairment during the third quarter of 2001. As a result of this review, an impairment loss of $18,174,755 and $42,310,693, respectively, was recognized for the year ended December 31, 2001 for the difference between the estimated fair value of Synet and Global Integrity based on the discounted expected future cash flows and the carrying amount of their assets and liabilities, including goodwill and intangible assets.

         The following table reports the amounts that loss and basic and diluted loss per common share before the cumulative effect of the change in accounting principle would have been in all periods presented, exclusive of the amortization of goodwill and indefinite lived intangibles recognized in those periods.

                                                           Years Ended  December 31,
                                            -----------------------------------------------------
                                                   2002               2001              2000
                                            ---------------    ---------------    ---------------
Reported loss before cumulative effect
 of change in accounting principle          $   (38,618,445)   $  (140,873,146)   $    (3,887,197)
  Goodwill amortization                                  --         16,456,303          2,518,849
  Assembled workforce amortization                       --          1,555,474            162,778
  Tradename amortization                                 --            506,026             21,058
                                            ---------------    ---------------    ---------------
Adjusted loss before cumulative effect
  of change in accounting principle         $   (38,618,445)   $  (122,355,343)   $    (1,184,512)
                                            ===============    ===============    ===============

Reported basic and diluted loss per
   common share before cumulative effect
   of change in accounting principle        $         (1.03)   $         (3.91)   $         (0.15)
  Goodwill amortization                                  --               0.46               0.09
  Assembled workforce amortization                       --               0.04               0.01
  Tradenames amortization                                --               0.01                 --
                                            ---------------    ---------------    ---------------
Adjusted basic and diluted loss per
    common share before cumulative effect
    of change in accounting principle       $         (1.03)   $         (3.40)   $         (0.05)
                                            ===============    ===============    ===============

         In December 2002, the Company's German subsidiary, which is included in its International Consulting reporting unit, filed for bankruptcy. The provisions of SFAS 142 required that the Company review goodwill associated with its International Consulting reporting unit for impairment as a result of the bankruptcy filing. Based on this review, the Company determined that an impairment of $561,450 existed at December 31, 2002 related to the goodwill of the International Consulting reporting unit. The fair value of the Company's International Consulting reporting unit was determined by an independent third party valuation specialist using a combined income and market approach.

                            PREDICTIVE SYSTEMS, INC.

(7) Goodwill and Intangible Assets: -- (Continued)

         Changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001, by operating segment, are as follows:

                                                                                         International
                                                   US Consulting   Managed Services       Consulting
                                                   -------------   ----------------      -------------
Balance as of January 1, 2001                      $ 57,845,348       $ 33,640,741       $  3,083,959

    Amortization expense                             (9,911,313)        (5,692,282)          (852,708)
    Purchase price adjustments                        1,490,367          1,722,551                 --
    Impairment of goodwill and intangibles          (37,637,674)       (22,847,774)                --
                                                   ------------       ------------       ------------

Balance as of December 31, 2001                      11,786,728          6,823,236          2,231,251

    Reclassification of assembled workforce           2,285,180            662,568                 --
    Cumulative effect of change in accounting
       principle                                    (14,071,908)        (7,485,804)                --
    Impairment of goodwill and intangibles                   --                 --           (561,450)
                                                   ------------       ------------       ------------

Balance as of December 31, 2002                    $         --       $         --       $  1,669,801
                                                   ============       ============       ============

         At December 31, 2002 and 2001, the Company's intangible assets and related accumulated amortization consisted of the following:

                                                                                     December 31,
                                                  --------------------------------------------------------------------------------
                                                                   2002                                     2001
                                                  ---------------------------------------  ---------------------------------------
                                                  Gross                                    Gross
                                                  Carrying      Accumulated                Carrying      Accumulated
                                                  Value         Amortization      Net      Value         Amortization       Net
                                                  -----------   ------------  -----------  -----------   ------------  -----------
Amortized intangible assets

     Customer list                                $        --    $        --  $        --  $ 4,500,000   $(1,629,168)  $ 2,870,832
     Developed technology                                  --             --           --    9,575,000    (1,994,789)    7,580,211
     Assembled workforce                                   --             --           --    4,666,000    (1,718,252)    2,947,748
                                                  -----------    -----------  -----------  -----------   -----------   -----------
     Total                                                 --             --           --   18,741,000    (5,342,209)   13,398,791
                                                  -----------    -----------  -----------  -----------   -----------   -----------
Indefinite lived intangible assets

     Tradenames                                            --             --           --    2,530,000      (527,084)    2,002,916
                                                  -----------    -----------  -----------  -----------   -----------   -----------
     Total                                                 --             --           --    2,530,000      (527,084)    2,002,916
                                                  -----------    -----------  -----------  -----------   -----------   -----------
Total                                             $        --    $        --  $        --  $21,271,000   $(5,869,293)  $15,401,707
                                                  ===========    ===========  ===========  ===========   ===========   ===========

         During the year ended December 31, 2002, the Company recorded impairment charges of $8,743,545 related to amortized intangible assets (Note
8).

                            PREDICTIVE SYSTEMS, INC.

(7) Goodwill and Intangible Assets: -- (Continued)

         The aggregate amortization expense for intangible assets was $1,960,500, $5,476,415 and $392,878 for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, the Company had no intangible assets subject to amortization.

(8) Impairment of Long-Lived Assets:

         As a result of the Company's operating performance, the corresponding decline in its market capitalization, the general economic environment, and its forecasted operating results for the foreseeable future, the Company evaluated the carrying value of the long-lived assets of its US Consulting and Managed Security Services reporting units for impairment during June of 2002. An impairment loss is recognized if the carrying amount of a long-lived asset group is not recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset group exceeds its fair value. Given the projected operating performance over the remaining useful lives of the finite lived intangible assets and other long-lived assets for the US Consulting and Managed Security Services reporting units, it was determined by an independent third party valuation specialist that the carrying values of these assets were not recoverable. As a result, the Company recorded an impairment charge during 2002 related to finite lived intangibles and property and equipment of $8,743,545 and $4,510,193, respectively. The fair values of the asset groups were determined based on the discounted cash flows expected to be generated from such asset groups over the estimated remaining useful life of the principle asset in each group.

         The following is a summary of the impairment charges for the year ended December 31, 2002:

                                                               US Consulting         Managed Security Services          Total
                                                               -------------         -------------------------        ---------
Impairment of intangibles:
            Customer lists                                      $1,254,585                   $  866,249               $2,120,834
            Developed technology                                 2,185,495                    4,437,216                6,622,711
                                                                ----------                   ----------               ----------
                                                                $3,440,080                   $5,303,465               $8,743,545
                                                                ==========                   ==========               ==========

Impairment of property and
equipment:
            Computer equipment                                  $1,587,881                   $  285,779               $1,873,660
            Office furniture                                       268,624                           --                  268,624
            Capitalized software                                 2,217,879                           --                2,217,879
            Leasehold improvements                                 150,030                           --                  150,030
                                                                ----------                   ----------               ----------
                                                                $4,224,414                   $  285,779               $4,510,193
                                                                ==========                   ==========               ==========

(9) Related Parties:

         In June 2002 the Company entered into a consulting agreement with Meyer Capital Partners LLC to assist management of the Company in the analysis, valuation and screening process of potential merger and/or acquisition opportunities. A director of the Company is the managing member of Meyer Capital Partners LLC. In 2002, the Company granted Meyer Capital Partners LLC 50,000 options pursuant to the terms of the consulting agreement. The fair value of these options has been recorded as consulting expense during 2002. For the year ended December 31, 2002, the Company recognized expense of $62,591 for such services. As of December 31, 2002, the amount due to Meyer Capital Partners LLC was $10,000. Such amount is included in accrued expenses and other current liabilities.

         The Company provides network consulting services to Cisco Systems, Inc. ("Cisco") pursuant to a consulting services agreement. This agreement provides that if the Company gives more favorable rates to another client it will inform Cisco and Cisco will have the right to terminate this agreement. One of the Company's directors is also an officer of Cisco. Additionally, in September 1999, the Company sold 1,242,000 shares of common stock to Cisco for $12.00 per share. For the years ended December 31, 2002, 2001 and 2000, the Company recognized revenues of approximately $28,000, $698,000, and $4.3 million, respectively, from services performed for Cisco. As of December 31, 2002, amounts due from Cisco were $447. There were no amounts due from Cisco as of December 31, 2001.

                            PREDICTIVE SYSTEMS, INC.

(9) Related Parties: -- (Continued)

         The Company provides network consulting services to BellSouth Corporation ("BellSouth") pursuant to a consulting services agreement. One of the Company's directors is also an officer of BellSouth. For the years ended December 31, 2002, 2001 and 2000, the Company recognized revenues of approximately $7,300,000, $11,800,000 and $9,000,000, respectively, from services performed for BellSouth. As of December 31, 2002 and 2001, amounts due from BellSouth were $524,977 and $994,322, respectively. Such amounts are included in related party receivables.

The Company provided network consulting services to mFormation Technologies Inc. ("mFormation") pursuant to a consulting services agreement. One of the Company's former directors was also an officer of mFormation. For the year ended
December 31, 2001, the Company recognized revenues of approximately $13,000. There were no revenues recognized from services performed for mFormation for the years ended December 31, 2002 and 2000. There were no amounts due from mFormation as of December 31, 2002. As of December 31, 2001, $7,875 was due from mFormation. Such amount is included in related party receivables.

         The Company provided network consulting services to Riversoft PLC pursuant to a consulting services agreement. Additionally, the Company purchased approximately $500,000 of software inventory from Riversoft in 2001. Two of the Company's directors served on Riversoft PLC's Board of Directors, one of which served until December 19, 2001. One of the Company's directors is also a general partner for a venture capital firm, which owned approximately 10% of Riversoft PLC. In 2002, Riversoft PLC was sold in an all cash transaction. For the years ended December 31, 2001 and 2000, the Company recognized revenues of approximately $70,000 and $651,000, respectively, from services performed for Riversoft PLC. No services were performed for Riversoft PLC during 2002. As of December 31, 2001, amounts due from Riversoft PLC were $50,343. Such amount is included in related party receivables.

         The Company and Science Application International Corporation ("SAIC") provide network and security consulting services to each other pursuant to existing agreements. For the years ended December 31, 2002 and 2001, revenues from SAIC were approximately $153,000 and $245,000, respectively. There were no revenues from SAIC during 2000. For the years ended December 31, 2002 and 2001, the Company purchased approximately $4,000 and $195,000, respectively, in consulting services from SAIC. There were no amounts purchased from SAIC during 2000. Additionally, SAIC provided the Company with various services relating to alarm, telecommunications and IT support functions and the Company rented certain of its office space from SAIC. For the years ended December 31, 2002 and 2001, the Company paid approximately $1,124,000 and $1,440,000, respectively, for such services and the rental of office space including the buyout of the real estate lease in August 2002. There were no amounts paid during 2000. Of the amounts paid for the years ended December 31, 2002 and 2001, approximately $136,000 and $1,077,000, respectively was expensed. The remaining amounts paid were accrued in 2001 in connection with our acquisition plan. In addition, the Company and SAIC license certain of their respective intellectual property to the other. As of December 31, 2002, $23,280 was due from SAIC. Such amount is included in related party receivables. There were no amounts due from SAIC as of December 31, 2001. As of December 31, 2001, $236,130 was owed to SAIC. As of December 31, 2002 there were no amounts owed to SAIC.

         On December 22, 2000, the Company purchased a $1,000,000 12% Convertible Promissory Note (the "Note") issued by Paradigm4, Inc. ("Paradigm4") which the Company recorded as a long-term investment in related party. The Note was payable 90 days from the date of purchase. The Company received a stock purchase warrant (the "Warrant") to purchase up to 0.7692% of the outstanding shares of Paradigm4 on a fully diluted basis at a price equal to $.01 per share. The Warrant was exercisable immediately and expires on December 22, 2005. On March 22, 2001, Paradigm4 filed for federal bankruptcy protection. This action created significant uncertainty regarding the Company's investment in Paradigm4. As a result, the Company recorded a loss of $1,000,000 on its investment for the year ended December 31, 2001. During 2000, the Company recorded revenues of $350,750 from services performed for Paradigm4. The Company did not recognize any revenues from Paradigm4 for the years ended December 31, 2002 and 2001.

         On October 6, 2000, the Company purchased 1,000,000 shares of Series A Preferred Stock in Three Pillars, which the Company had recorded as a long-term investment in related party. At the time of the investment, Three Pillars had 3,800,000 shares of Series A Preferred Stock and 8,100,000 shares of common stock outstanding, giving the Company an 8.4% interest on an as converted basis. The Series A Preferred Stock had certain antidilution rights, but converted initially on a one for one basis into common stock. The Series A Preferred Stock had a liquidation preference equal to $1.00 per share plus a 10% cumulative dividend. The Company also received certain registration rights with respect to the shares purchased. During 2001, the Company recognized a loss on its $1,000,000 investment in Three Pillars due to management's determination that the value of the investment was impaired. During 2000, the Company recorded revenues of $337,530 from services performed for Three Pillars. The Company did not recognize any revenues from Three Pillars for the years ended December 31, 2002 and 2001.

                            PREDICTIVE SYSTEMS, INC.

(9) Related Parties: -- (Continued)

         Receivables from employees and stockholders represent short-term loans to such parties entered into in the normal course of business.

(10) Accrued Expenses and Other Current Liabilities:

         Accrued expenses and other current liabilities for the years ended December 31, 2002 and 2001 were as follows:

                                                           December 31,
                                                   --------------------------
                                                      2002           2001
                                                   -----------    -----------
Accrued compensation ............................  $   893,012    $ 3,617,763
Restructuring accrual ...........................    2,513,767      1,855,540
Synet and Global Integrity acquisition accruals..           --      2,246,296
Other ...........................................    2,172,891      3,749,491
                                                   -----------    -----------
                                                   $ 5,579,670    $11,469,090
                                                   ===========    ===========

(11) Credit Facility:

         On August 31, 1998, the Company entered into a loan facility, secured by a lien on all of the Company's assets, under which the Company could borrow up to the lesser of $5,000,000 or 80.0% of accounts receivable. Termination of such loan facility would occur on demand. The demand loan facility was terminated in December 2002. Interest on amounts outstanding under the facility was based on the lender's base rate plus one percent and was payable on the last day of each month. The interest rate was 4.75% as of December 31, 2001. There were no interest charges for the year ended December 31, 2002, 2001 and 2000. The amount available under the loan facility as of December 31, 2001 was $5,000,000. The facility contained various financial and other covenants and conditions. The Company complied with all covenants and conditions as of December 31, 2001.

(12) Capital Lease Obligations:

         The Company has entered into various leases for computer equipment, office furniture, and leasehold improvements. These leases have been capitalized using interest rates ranging from 7.88% to 18.83% and expire on various dates through 2004. Depreciation on the capitalized assets acquired pursuant to capital leases has been included in depreciation and amortization expense in the accompanying statements of operations.

         The future minimum lease payments required under the above mentioned capital leases for the twelve months ended December 31, are as follows:



Year
----
2003................................................      $  58,909
2004................................................          8,610
Less -- Amount representing interest................         (9,940)
                                                          ---------

Present value of net minimum lease payments.........         57,579
Less -- Current portion.............................        (48,969)
                                                          ---------

Capital lease obligations - long-term...............      $   8,610
                                                          =========

                            PREDICTIVE SYSTEMS, INC.

(13) Income Taxes:

         The components of the Company's provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                                        Years Ended December 31,
                                                            -----------------------------------------------
                                                               2002              2001               2000
                                                            ---------         ----------          ---------
Current income tax provision (benefit):
Federal..................................................   $      --         $       --         $   42,950
State....................................................      40,140                 --            459,807
Foreign..................................................          --           (105,254)            54,624
                                                            ---------        -----------         ----------
                                                               40,140           (105,254)           557,381
Deferred income tax benefit:
Federal..................................................          --           (997,566)          (356,081)
State....................................................          --           (531,932)          (106,216)
                                                            ---------        ------------        ----------

                                                                   --         (1,529,498)          (462,297)
                                                            ---------        ------------        ----------

Total income tax provision (benefit).....................   $  40,140        $(1,634,752)        $   95,084
                                                            =========        ============        ==========

         The following table indicates the significant elements contributing to the difference between the Federal statutory rate and the Company's effective tax rate:

                                                                      Years Ended December 31,
                                                                  -------------------------------
                                                                  2002          2001         2000
                                                                  ----          ----         ----
Federal statutory rate.....................................      (34.0)%       (34.0)%      (34.0)%
State taxes, net of Federal effect.........................       (3.8)         (0.2)         6.2
Non-deductible goodwill amortization.......................         --           3.9         22.6
Impairment of goodwill.....................................       10.5          14.4           --
Meals and entertainment....................................        0.1           0.1          3.1
Reversal of income tax receivable..........................         --            --          6.3
Valuation allowance........................................       22.3          14.8           --
Foreign rate differential and NOL adjustment...............        3.4            --           --
Other......................................................        1.6          (0.1)        (1.7)
                                                                 -----          -----        -----

                                                                   0.1%         (1.1)%        2.5%
                                                                 =====          =====        ======

                            PREDICTIVE SYSTEMS, INC.

(13) Income Taxes: -- (Continued)

         Effective October 16, 2000, Synet converted from a cash basis to an accrual basis taxpayer as of the acquisition date. The conversion from the cash basis to accrual basis required the recognition of a deferred tax asset of approximately $76,000, which was recognized as an acquired asset. Other major components of the deferred tax assets and (liabilities) as of December 31, 2002 and 2001 are as follows:

                                                                     December 31,
                                                            -------------------------------
                                                                2002                2001
                                                            -----------        ------------
Intangibles............................................     $        --        $ (6,211,416)
Bad debt reserve.......................................         607,914             843,838
Depreciation...........................................         751,837            (121,591)
Change from cash to accrual basis liability............          19,474              38,072
Deferred rent..........................................          45,172              66,645
Accrued vacation.......................................              --              99,059
Other accrued expenses.................................          50,297           1,530,772
Net operating loss carryforwards.......................      60,487,885          51,469,973
Other, net.............................................         139,452             560,252
                                                            -----------        ------------
                       Subtotal                              62,102,031          48,275,604
Valuation allowance....................................     (62,102,031)        (48,275,604)
                                                            -----------        ------------
Total deferred income tax asset........................     $        --        $         --
                                                            ===========        ============

         The Company has provided a valuation allowance equal to 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax asset. The net increase in the total valuation allowance for the year ended December 31, 2002 was $13,826,427.

         At December 31, 2002 the Company had available net operating loss carryforwards of approximately $151,000,000 to reduce future period's taxable income. There may be some limitations on the annual utilization of these net operating loss carryforwards under the ownership change rules of section 382 of the Internal Revenue Code. These loss carryforwards begin to expire in 2018. Included in the net operating loss carryforward at December 31, 2002 is approximately $68,100,000 related to the exercise of nonqualified stock options and disqualifying dispositions. Valuation allowances were recorded in 2002 and 2001 for approximately $900,000 and $4,000,000, respectively, related to stock option compensation that, tax effected, will be credited to equity upon utilization of tax carryforwards.

         At December 31, 2002, the Company's subsidiaries in England and The Netherlands had available net operating losses of approximately $8,100,000 in total, the tax benefits of which have been reserved for by a valuation allowance because of the uncertainty of their realizability.

(14) Stockholders' Equity:

Preferred Stock

         The Company is authorized to issue up to an aggregate of 10,000,000 shares of preferred stock, $0.001 par value per share (the "Preferred Stock"), with such voting rights as may be determined by the Board of Directors. The Company does not have current plans to issue any shares of Preferred Stock.

Common Stock

         The Company has one class of voting securities outstanding, its common stock, $0.001 par value per share (the "Common Stock"). Each holder of Common Stock is entitled to one vote for each share held.

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

                            PREDICTIVE SYSTEMS, INC.

(14) Stockholders' Equity: -- (Continued)

         On October 16, 2000, in connection with the acquisition of Synet the Company issued 1,922,377 shares of common stock which were valued at $11.00 per share less 521,765 shares which were accounted for as stock options until a related note was repaid in December 2000, at which time the shares were issued.

         On December 14, 2000, in connection with the acquisition of Global Integrity the Company issued 5,240,275 shares of common stock which were valued at $8.15 per share.

         On September 30, 2002, the Company sold and issued 238,095 shares of common stock at a price of $0.21 per share, the fair market value of the common stock at the date of sale, to an officer of the Company.

Stock Options

         In 1998, the Company adopted its Stock Option/Stock Issuance Plan (the Option Plan). Prior to this time, options were not issued in connection with any plan. The Option Plan is divided into two separate equity programs, the Option Grant Program and the Stock Issuance Program. Under the Option Grant Program, the Company may issue incentive stock options and nonqualified stock options. Under the Stock Issuance Program the Company may issue shares of common stock either through the purchase of such shares or as a bonus for services rendered. To date, no shares have been issued under the Stock Issuance Program. Awards under either program may be granted to such directors, employees and consultants of the Company as the Board of Directors selects in its discretion.

         The 1999 Stock Incentive Plan (the 1999 Plan), adopted and effective on September 14, 1999, is intended to serve as the successor equity incentive program to the Option Plan. At December 31, 2002, the Company has authorized 21,378,240 shares of common stock for issuance under the 1999 Plan. The share reserve automatically increases on the first trading day of January each calendar year, beginning in January 2001, by a number of shares equal to 1% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but no such annual increase will exceed 500,000 shares. Prior to December 2002, no participant in the 1999 Plan could receive option grants or direct stock issuances for more than 500,000 shares in the aggregate in any calendar year. On December 10, 2002, the 1999 Plan was amended to increase the maximum number of option grants or direct stock issuances a participant may receive to 2,000,000 shares in the aggregate in any calendar year. On January 1, 2002 and 2001, the share reserve was increased by 363,604 and 349,036 shares, respectively. As of December 31, 2002, 12,441,971 shares were available under the 1999 Plan for grant.

         Outstanding options under the Option Plan were incorporated into the 1999 Plan upon the date of the Company's initial public offering, and no further option grants may be made under the Option Plan. The incorporated options will continue to be governed by their existing terms, unless the Company extends one or more features of the 1999 Plan to those options.

         The Employee Stock Purchase Plan (the Employee Plan) was adopted and approved by the Company on September 14, 1999. The plan, effective on October 27, 1999, is designed to allow eligible employees, as defined, to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. On December 10, 2002, the Employee Plan was amended to increase the number of shares reserved for issuance thereunder for a total number of shares authorized for issuance under the Employee Plan of 1,150,000 shares. As of December 31, 2002 and 2001, 451,468 and 373,848 shares, respectively, were issued in connection with the Employee Plan.

         The Employee Plan has a series of successive offering periods, each with a maximum duration of 24 months. The current offering period began on the last business day of October 2002 and will end on the last business day of October 2004. The Employee Plan will terminate no later than the last business day in October 2009.

         Individuals who are eligible employees on the start date of any offering period may enter the Employee Plan on that start date or on any subsequent semi-annual entry date (generally May 1 or November 1 each year). Individuals who become eligible employees after the start date of the offering period may join the Employee Plan on any subsequent semi-annual entry date within that period. A participant may contribute up to 10% of his or her earnings through payroll deductions and the accumulated payroll deductions will be applied to the purchase of shares on the participant's behalf on each semi-annual purchase date (the last business day in April and October each year). The purchase price per share will be 85% of the lower of the fair market value of the common stock on the participant's entry date into the offering period or the fair market value on the semi-annual purchase date. The first purchase date occurred the last business day in April 2000. In no event, however, may any participant purchase more than 500 shares, nor may all participants in the aggregate purchase more than 187,500 shares on any one semi-annual purchase date. Should the fair market value of the common stock on any semi-annual purchase date be less than the fair market value on the first day of the offering period, then the current offering period will automatically end and a new offering period will begin, based on the lower fair market value.

                            PREDICTIVE SYSTEMS, INC.

(14) Stockholders' Equity: -- (Continued)

         In October 2002, the Company implemented a voluntary stock option exchange program whereby the Company offered to exchange certain outstanding options to purchase shares of the Company's common stock held by eligible employees of the Company, with exercise prices per share greater than or equal to $0.80, for new options to purchase shares of the Company's common stock (the "Offer to Exchange"). Under the terms of the Offer to Exchange, the 193 participating employees had certain of their existing options to purchase 4,085,860 shares of the Company's common stock cancelled as of October 18, 2002 and received options to purchase 3,139,424 shares of the Company's common stock with an exercise price equal to the closing market price of $0.22 per share on October 18, 2002. All new options were granted under the 1999 Stock Incentive Plan, as amended. Each new option vests in equal monthly installments in accordance with a four year vesting schedule beginning on the date of grant. However, the vesting period was accelerated based on years of service with the Company measured as of the date of grant. Employees holding over 500,000 options, the maximum number of options that may be issued per year to a single employee pursuant to the Company's 1999 Stock Incentive Plan, were only permitted to receive up to 500,000 new options pursuant to the Offer to Exchange. The Company also re-priced 1,500,000 of its Chief Executive Officer's outstanding options to give these options the same terms as if he had been able to fully participate in the Offer to Exchange.

         A summary of the Company's stock option activity is as follows:

                                                                 Years Ended December 31,
                                        -----------------------------------------------------------------------------
                                                2002                        2001                       2000
                                        --------------------       ----------------------        --------------------
                                                    Weighted                     Weighted                    Weighted
                                                    Average                      Average                     Average
                                                    Exercise                     Exercise                    Exercise
                                        Shares       Price         Shares         Price          Shares       Price
                                        ------       -----         ------         -----          ------       -----
Outstanding at beginning of
period..........................      13,327,083     $5.46       10,967,357      $ 8.44       10,756,910      $ 3.11
Granted.........................       8,847,467      0.29        8,984,824        3.02        4,421,735       18.63
Exercised.......................        (957,650)     0.90       (1,275,670)       1.23       (3,119,121)       1.26
Forfeited.......................     (12,139,750)     5.49       (5,349,428)       8.10       (1,092,167)      17.70
                                     -----------     -----       ----------      ------       ----------      ------
Outstanding at end of period           9,077,150     $0.82       13,327,083      $ 5.46       10,967,357      $ 8.44
                                     ===========     =====       ==========      ======       ==========      ======
Options exercisable at end of
  period........................       1,955,170     $2.18        5,028,509      $ 5.02        4,112,602      $ 2.68
                                     ===========     =====       ==========      ======       ==========      ======
Weighted average fair value of
  options granted during period                      $0.19                        $1.54                       $ 11.42

         The following table summarizes information about stock options outstanding at December 31, 2002:

                               Total        Weighted      Weighted         Options
                          Outstanding at     Average       Average      Exercisable at     Weighted
      Range of Exercise    December 31,     Exercise     Contractual     December 31,       Average
            Prices             2002           Price     Life (in yrs)        2002       Exercise Price
      -------------------------------------------------------------------------------------------------
        $0.19 - $0.26         8,002,868    $    0.22         9.17          1,269,866         $    0.22
         0.31 - 0.50            224,000         0.42         9.96             11,575              0.50
         0.83 - 1.25            205,480         1.16         5.63            159,976              1.22
         1.28 - 1.60             37,051         1.54         7.05             32,634              1.55
         1.96 - 2.92            291,037         2.58         5.77            229,539              2.53
         3.15 - 4.09            159,170         3.94         4.36            143,198              3.93
         6.50 - 8.81             14,354         7.50         7.27              8,299              7.47
        10.20 - 15.00            40,608        10.86         6.68             29,144             10.89
        16.07 - 22.00            43,250        18.94         5.92             33,217             18.77
        29.06 - 35.94            23,291        32.01         6.24             16,953             31.60
        45.06 - 65.50            36,041        49.59         4.49             20,769             50.59

                          -------------               -------------------------------
                              9,077,150                      8.85          1,955,170

                            PREDICTIVE SYSTEMS, INC.

(14) Stockholders' Equity: -- (Continued)

         Prior to January 1, 2002, the Company accounted for its employee stock options under the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense is reflected in the statement of operations for options granted to employees to purchase common stock granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2002, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation." The fair value method has been applied prospectively to all employee awards granted, modified, or settled after January 1, 2002. Option grants issued prior to January 1, 2002 that have not been modified or settled continue to be accounted for under the intrinsic value method of APB 25. Certain options granted prior to January 1, 2002 that were subject to the option exchange offer, but whose holders elected not to participate in the exchange program, will be subject to variable accounting under APB 25. Employee awards vest over periods of four years. In the fourth quarter of 2002, the Company recorded $210,541 for noncash charges for stock-based compensation and services as a result of the adoption of SFAS 123. The Company issued a limited number of stock options prior to October 1, 2002 for which the charge was taken in the fourth quarter of 2002. The impact of applying the fair value provisions of SFAS 123 to options granted during 2002 prior to October 1, 2002 was de minimus and therefore the Company has not restated its previously reported interim results for the fiscal 2002 quarters ended March 31, 2002, June 30, 2002 and September 30, 2002.

         The fair value of all option grants is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000:

         o weighted-average risk free interest rates of 2.39%, 4.44% and 5.70%, respectively;

         o        expected dividend yields of 0%;

         o        expected lives of 2.5 years; and

         o expected volatility of approximately 126%, 126% and 111%, respectively.

Deferred Compensation

         During 1999, the Company granted stock options with exercise prices which were less than the fair market value of the underlying shares of common stock at the date of grant. As a result, the Company recorded deferred compensation of $304,625. In connection with the acquisition of Synet and Global, the Company granted stock options to employees of Synet and Global which had exercise prices that were less than the fair market value of the underlying shares of common stock at the date of grant. As a result, the Company recorded deferred compensation of $474,308 and $120,857, respectively. These amounts were to be recognized as noncash compensation expense over the vesting period of the options (approximately 4 years). During 2002, the Company adjusted deferred compensation for $49,731 for options which had been cancelled during the year. For the years ended December 31, 2002, 2001 and 2000, $118,614, $275,732 and
$157,557, respectively, of the deferred compensation was amortized to expense and has been reflected as noncash compensation expense in the accompanying statements of operations.

(15) Commitments And Contingencies:

Operating Leases

         The Company leases office space and equipment under various non-cancelable operating leases with initial terms ranging from approximately one month to ten years, with an option to renew certain leases for an additional five years. These leases provide for minimum annual lease payments and additional operating expense charges.

         The future minimum lease payments required under the non-cancelable operating leases as of December 31, 2002 are as follows:

         Year
         2003.............................................       $1,994,488
         2004.............................................        1,574,859
         2005.............................................        1,084,401
         2006.............................................          900,411
         2007.............................................          783,708
         2008 and thereafter..............................        2,351,124
                                                                 ----------
         Total minimum lease payments.....................       $8,688,991
                                                                 ==========

                            PREDICTIVE SYSTEMS, INC.

(15) Commitments And Contingencies: -- (Continued)

         Rent expense for office space was $3,235,651, $4,172,348 and $2,421,069 for the years ended December 31, 2002, 2001 and 2000, respectively. Equipment lease expense was $1,345,757, $1,731,849, and $1,511,741 for the years ended December 31, 2002, 2001 and 2000, respectively.

Benefit Plan

         The Company has a 401(k) Plan (the "Plan") to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees.

         As of December 31, 2002, employees could contribute up to 15% of their annual compensation, as defined by the Plan, and are limited each year to a maximum annual amount as set periodically by the Internal Revenue Service. The Company may provide discretionary contributions to the plan. The Company did not make any contributions to the Plan during the years ended December 31, 2002, 2001 or 2000. Company contributions are subject to certain Internal Revenue Code limitations. Participants may also contribute amounts representing distributions from other qualified plans of a previous employer.

Employment Agreements

         The Company has entered into employment agreements with certain executives of the Company. The employment agreements have various expiration dates through November 2005, and automatically renew unless either party gives notice of termination. Commitments under these agreements provide for annual payments of approximately $1.5 million, $1.2 million and $830,000 for fiscal years 2003, 2004 and 2005, respectively.

Guarantees

         In the normal course of business, the Company enters into contracts in which it makes representations and warranties regarding the performance of its services and that its services will not infringe on third party intellectual property rights. Historically, there have been no significant losses related to such representations and warranties and the Company expects these losses to be minimal in the future.

         The Company is required under the terms of certain lease agreements to provide letters of credit. The credit facility agreement used to provide these financial guarantees places restrictions on the Company's cash and cash equivalents. Cash of $1,350,346 (of which $846,346 was classified as current) and $782,292, respectively, at December 31, 2002 and 2001 was pledged as collateral under this agreement. In August 2002, the Company was required under the terms of a customer contract to provide a letter of credit for the value of services to be performed. The credit facility agreement used to provide this financial guarantee places restrictions on the Company's cash and cash equivalents until the services are rendered to the customer. The services are expected to be fully rendered by June 30, 2003. Cash of $518,435 as of December 31, 2002 was pledged as collateral under this agreement.

Litigation

         Except as set forth below, the Company is not a party to any material legal proceedings.

         Certain investment bank underwriters, the Company, and certain of the Company's directors and officers have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned In Predictive Systems, Inc. Initial Public Offering Securities Litigation, 01 Civ. 10059 (SAS). This is one of a number of cases challenging underwriting practices in the initial public offerings ("IPOs") of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against the Company claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and Secondary Offering and seeks unspecified damages on behalf of a purported class of persons who purchased the Company's securities or sold put options during the time period from October 27, 1999 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order denying the Company's motion to dismiss certain of the claims in the complaint. The Company believes it has meritorious defenses against the allegations in the complaint and intends to defend the case vigorously.

                            PREDICTIVE SYSTEMS, INC.

(15) Commitments And Contingencies: -- (Continued)

         On or about November 13, 2002, ICG Communications filed a claim against the Company in the Federal Bankruptcy Court alleging that approximately $4.3 million in payments that the Company received from ICG within the 90 days preceding ICG's bankruptcy filing were voidable as preferential transfers under section 547 of the United States Bankruptcy Code. On March 27, 2003, the Company and ICG reached an agreement to settle this claim for $350,000. This agreement is subject to bankruptcy court approval.

         In February 28, 2003, Brian Mulvey, a former employee of the Company, and his wife Nancy Mulvey, filed a lawsuit in the Superior Court of New Jersey against the Company and four of its managers. The Mulveys have alleged that during Brian Mulvey's employment with the Company, he was subjected to age discrimination, sexual harassment and other such conduct. Nancy Mulvey is Brian's Mulvey's wife, but was never employed with the Company. Plaintiffs seek an unspecified amount of compensatory damages, emotional distress damages, punitive damages, attorneys' fees and costs. The Company denies the allegations of the complaint and plans to vigorously defend the case.

(16) Industry Segment Information:

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

         The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments based on their operating income (loss), which represents segment revenues less direct costs of operation, excluding the allocation of corporate expense. Identifiable assets of the operating segments principally consist of net accounts receivable, unbilled revenues, advances under System Integrated Agreement, work-in-process hardware and software, goodwill and intangible assets. Accounts receivable and unbilled revenues for US Consulting and Managed Security Services are managed on a combined basis. All other identifiable assets not attributable to industry segments are included in corporate assets. The Company does not track expenditures for property and equipment on a segment basis. The table below presents information on the revenues, operating income (loss) and identifiable assets for each segment for each of the three years ended December 31, 2002, and items which reconcile segment operating income (loss) to the Company's reported loss before income tax provision (benefit).

                                                           Year Ended December 31,
                                            -------------------------------------------------------
                                                 2002               2001                   2000
                                            ------------       -------------           ------------
Revenues:
        US Consulting                       $ 37,202,616        $ 54,808,420           $ 82,717,842
        International Consulting               8,861,243           7,805,136              8,278,808
        Managed Security Services              3,896,350           7,466,717                199,160
                                            ------------       -------------           ------------
        Total revenues                        49,960,209          70,080,273             91,195,810
                                            ------------       -------------           ------------

Operating (loss) income:
        US Consulting                         (5,690,429)        (45,512,153)             8,311,925
        International Consulting                (519,962)         (4,613,649)               861,354
        Managed Security Services             (6,457,344)        (27,649,302)               (21,007)
                                            ------------       -------------           ------------
        Total operating (loss) income        (12,667,735)        (77,775,104)             9,232,272
                                            ------------       -------------           ------------

                            PREDICTIVE SYSTEMS, INC.

(16) Industry Segment Information:-- (Continued)

Corporate expenses:
 Sales and marketing                                             (845,470)     (2,668,766)     (3,481,401)
 General and administrative                                   (15,098,351)    (22,329,792)    (11,618,092)
 Depreciation and amortization                                 (1,707,773)     (2,872,587)     (1,657,311)
 Intangibles amortization                                      (1,960,500)    (21,932,718)     (2,911,727)
 Loss on equipment                                                     --        (443,498)             --
 Restructuring and other charges                               (5,728,478)    (14,672,561)             --
 Loss on long-term investments in related parties                      --      (2,000,000)             --
 Noncash charges for stock-based compensation and services       (329,155)       (275,732)       (157,557)
 Interest income, net                                             411,007       2,565,474       7,260,536
 Other expense                                                   (616,964)        (50,819)       (268,314)
 Interest expense                                                 (34,886)        (51,845)       (190,519)
                                                            -------------   -------------   -------------
 Total corporate expenses                                     (25,910,570)    (64,732,794)    (13,024,385)
                                                            -------------   -------------   -------------

Loss before income tax provision (benefit) and
 cumulative effect of change in accounting principle        $ (38,578,305)  $(142,507,898)  $  (3,792,113)
                                                            =============   =============   =============

Goodwill and intangible assets:
 US Consulting                                              $          --   $  19,202,301   $  68,243,703
 International Consulting                                       1,669,801       2,231,251       3,083,959
 Managed Security Services                                             --      14,809,370      44,113,504
                                                            -------------   -------------   -------------
 Total goodwill and intangible assets                       $   1,669,801   $  36,242,922   $ 115,441,166
                                                            =============   =============   =============

Other identifiable assets:
 US Consulting and Managed Security Services                $   4,963,157      12,257,600      28,705,289
 International Consulting                                       1,552,003       2,444,369       2,919,334
 Corporate                                                     24,024,986      51,548,401      99,262,748
                                                            -------------   -------------   -------------
 Total other identifiable assets                            $  30,540,146   $  66,250,370   $ 130,887,371
                                                            =============   =============   =============

         The table below presents information on the revenues for our geographic locations for each of the three years ended December 31, 2002:

                                                                         Year Ended December 31,
                                                            --------------------------------------------
                                                                  2002           2001           2000
                                                            ------------    ------------    ------------
Revenues:
        North America                                       $ 41,098,966    $ 62,275,137    $ 82,917,002
        Europe                                                 8,861,243       7,805,136       8,278,808
                                                            ------------    ------------    ------------
        Total revenues                                      $ 49,960,209    $ 70,080,273    $ 91,195,810
                                                            ============    ============    ============

(17) Restructuring and Other Charges:

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

                            PREDICTIVE SYSTEMS, INC.

(17) Restructuring and Other Charges: -- (Continued)

         For the year ended December 31, 2001, the Company recorded restructuring charges of $9,258,454 in connection with its 2001 restructuring plan. Such charges consisted of $3,364,989 in severance benefits and other related expenses for a reduction in headcount of 251 employees and $5,893,465 in exit costs related to real estate and electronic equipment. These charges have been reflected as operating expenses of the Company. As of December 31, 2001, restructuring charges of $1,133,316 in connection with the 2001 restructuring plan remained unpaid and were included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

         In December 2001, the Company formed a strategic alliance with an unaffiliated third party (the "Alliance Partner") to outsource the monitoring services provided by its Managed Security Services division. As a result of this alliance, the Company established a restructuring plan that included the following: (1) a reduction of the Company's workforce; (2) the write-off of equipment and software development costs associated with the Company's security operations center which was no longer needed as a result of the outsourcing; and
(3) non-recoverable costs incurred to convert clients to the Alliance Partner.

         For the year ended December 31, 2001, the Company reduced headcount by 12 employees and recorded restructuring charges of $4,384,375 in connection with the outsourcing of its monitoring services. Such charges consisted of $315,421 in severance benefits, $797,512 in non-recoverable costs to convert clients to the Alliance Partner and other related charges, and $3,271,442 million for the write-off of equipment and software development costs associated with the Company's security operations center which will no longer be needed as a result of the outsourcing. At December 31, 2001, restructuring charges of $722,224 in connection with the outsourcing of the Company's monitoring services remained unpaid and were included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet. In 2002, the Company reversed $433,128 of the restructuring charges previously accrued in 2001 in connection with the outsourcing of the Company's monitoring services. Of this amount, $150,000 was received from the disposal of equipment previously written-off and an additional $283,128 was reversed for accruals which were no longer considered necessary. No amounts were owed as of December 31, 2002.

         In January 2002, the Company's management foresaw the need to continue to lower the operating costs of the business given continuing difficult market conditions. Therefore, the Company established a 2002 restructuring plan that included the following: (1) a reduction in its workforce for both domestic and international operations related to professional consultant employees that had been underutilized for several months and also to employees that held various management, sales and administrative positions deemed to be duplicative functions; (2) the closing of additional domestic regional offices located in geographic areas that no longer cost justified remaining open; and (3) the discontinuance of electronic equipment leases and other expenses related to the reduction in workforce.

         For the year ended December 31, 2002, the Company recorded restructuring charges of $5,852,340 in connection with its 2002 restructuring plan. Such charges consisted of $3,337,320 in severance benefits and other related expenses for a reduction in headcount of 156 employees, $2,333,741 in exit costs related to real estate and electronic equipment for the closing of domestic offices, and an increase to previously accrued exit costs in the amount of $181,279 resulting from favorable and unfavorable settlements and changes to subtenant assumptions for leased domestic offices. These charges have been reflected as operating expenses of the Company. As of December 31, 2002, restructuring charges of $2,488,767 in connection with the 2001 and 2002 restructuring plans remained unpaid and are included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

         In December 2002, the Company's subsidiary in Germany, Predictive AG, filed for bankruptcy resulting in the closing of the German operations. As a result, the Company wrote-off the net assets of Predictive AG in the amount of $284,266 and recorded an additional $25,000 in legal costs associated with the bankruptcy. These charges have been reflected as operating expenses of the Company. As of December 31, 2002, restructuring charges of $25,000 in connection with the Predictive AG bankruptcy remained unpaid and are included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

                            PREDICTIVE SYSTEMS, INC.

(17) Restructuring and Other Charges: -- (Continued)

         A summary of the restructuring and other charges for the year ended December 31, 2002 and 2001 were as follows:


                                                    Balance as     Restructuring      Utilization                       Balance as
                                                   of 12/31/01        Expense          Non-Cash           Cash          of 12/31/02
                                                   -------------   --------------    --------------     -----------     -----------
Severance and other related costs                   $    17,320      $ 3,337,320       $        --      $ 2,771,647     $   582,993
Exit Costs                                            1,115,996        2,515,020           497,319        1,227,923       1,905,774
Predictive AG bankruptcy                                     --          309,266           157,842          126,424          25,000
Outsourcing monitoring services                         722,224         (433,128)               --          289,096              --
                                                    -----------      -----------       -----------      -----------     -----------
                                                    $ 1,855,540      $ 5,728,478       $   655,161      $ 4,415,090     $ 2,513,767
                                                    ===========      ===========       ===========      ===========     ===========


                                                    Balance as     Restructuring      Utilization                       Balance as
                                                   of 12/31/00        Expense          Non-Cash           Cash          of 12/31/01
                                                   -------------   --------------    --------------     -----------     ------------
Severance and other related costs                   $        --      $ 3,364,989       $        --      $ 3,347,669     $    17,320
Exit Costs                                                   --        5,893,465         3,430,369        1,347,100       1,115,996
Outsourcing monitoring services                              --        4,384,375         3,658,151            4,000         722,224
Abandonment of internal software                             --        1,029,732         1,029,732               --              --
                                                    -----------      -----------       -----------      -----------     -----------
                                                    $        --      $14,672,561       $ 8,118,252      $ 4,698,768     $ 1,855,540
                                                    ===========      ===========       ===========      ===========     ===========

         Other charges for the year ended December 31, 2002 consisted of the write-off of a $1,740,236 advance pursuant to a system integrator agreement with a supplier of software. During 2002, the supplier filed for bankruptcy. As the Company was acting as an agent of the supplier in the arrangement for the resale of this software and the revenues were recognized on a net basis, this write-off has been classified in restructuring and other charges. Other charges for the year ended December 31, 2001 consisted of a write-off of $1,029,732 for the abandonment of internal software management tools for time entry reporting as a result of the Company's decision to implement a fully integrated system that better suited its business needs.

(18) Other Income (Expense):

         Other income (expense) for the year ended December 31, 2002 included a reduction in an acquisition related exit cost accrual of $921,175 as a result of the negotiation of a favorable buyout of a lease, which was assumed in connection with the Global Integrity acquisition. The liability for such lease had been fully accrued for as part of the acquired assets and assumed liabilities of Global Integrity in fiscal 2001. Other income for the year ended December 31, 2001 primarily consisted of interest income.

(19) Subsequent Events:

         Pursuant to the terms of their employment agreements, in January 2003, the Company issued to two executives of the Company 375,000 and 150,000 shares of restricted stock (the "Restricted Stock"), respectively, at a price of $0.001 per share pursuant to the 1999 Plan. The Restricted Stock was issued under the terms and conditions set forth in the 1999 Plan and a stock purchase agreement, and is subject to a repurchase right by the Company at the per share purchase price paid by the executive, which repurchase right shall lapse as to 25% of the Restricted Stock on the first anniversary of January 2, 2003, and in thirty-six equal monthly installments thereafter as long as the executive is employed by the Company.

   Schedule II -- Schedule of Valuation and Qualifying Accounts (in thousands)

                             Balance at     Charged to               Balance at
                            Beginning of     Costs and                 End of
                                Year         Expenses    Deduction    the Year

For the fiscal year
  ended December 31, 2000

 Allowance for doubtful
  accounts...............    $   568       $ 4,922      $ (4,198)     $  1,292

For the fiscal year
  ended December 31, 2001

 Allowance for doubtful
  accounts...............    $ 1,292       $ 4,758      $ (3,444)     $  2,606

 Restructuring accrual...         --       $13,643      $(11,787)     $  1,856

For the fiscal year
  ended December 31, 2002

 Allowance for doubtful
  accounts...............    $ 2,606       $    84      $   (968)     $  1,722

 Restructuring accrual...    $ 1,856       $ 5,728      $ (5,070)     $  2,514

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

A change in accountants was previously reported on a Current Report on Form 8-K filed on June 4, 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this item is incorporated by reference from the information under the captions Election of Directors and Executive Compensation, Management and Other Information contained in a subsequent filing to be filed with the Securities and Exchange Commission no later than April 30, 2003 (the "Subsequent Filing")

Item 11. Executive Compensation

         The information required by this item is incorporated by reference from the information under the caption Executive Compensation, Management and Other Information contained in the Subsequent Filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference from the information under the caption Security Ownership of Certain Beneficial Owners and Management contained in the Subsequent Filing.

Item 13. Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference from the information under the caption Certain Transactions contained in the Subsequent Filing.

Item 14. Controls and Procedures

         Based on their evaluation of the company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission. There were no significant changes in the company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation. We have not identified any significant deficiencies or material weaknesses in our internal controls and therefore no corrective actions were taken.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report
        (1) Financial Statements
                Report of Independent Public Accountants
                Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Operations for the Years Ended
                    December 31, 2002, 2001 and 2000
                Consolidated Statements of Stockholders' Equity and
                    Comprehensive Loss for the Years Ended
                    December 31, 2002, 2001 and 2000
                Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 2002, 2001 and 2000
                Notes to Consolidated Financial Statements
        (2)  Financial Statement Schedule
                 Schedule II - Schedule of Valuation and Qualifying Accounts
        (3)  Exhibits.
                 See Item 15(c) of this Report below

(b) Reports on Form 8-K

The Company filed three reports on Form 8-K during the three months ended December 31, 2002 Information regarding the items reported on is as follows:

October 22, 2002. The Company announced the completion of its voluntary stock option exchange program and the amendment of certain of its CEO's options to give them the same terms as if they had been eligible for the voluntary option exchange program.

December 16, 2002. The Company announced that Nasdaq has approved the Company's application to transfer its common stock from The Nasdaq National Market to The Nasdaq SmallCap Market, effective at the start of trading on Friday, December 13, 2002.

December 31, 2002. The Company announced that as part of the restructuring of its European operations, the Company's German subsidiary, Predictive Systems AG, had filed for bankruptcy.

(c) Exhibits
The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

 Number                            Description
 ------                            -----------
3.1(1)     Amended and Restated Certificate of Incorporation.
3.2(2)     Amended and Restated By-laws.
4.1(3)     Specimen common stock certificate.
4.2        See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
           Certificate of Incorporation and Amended and Restated By-laws of the
           Registrant defining the rights of holders of Common Stock of the
           Registrant.
10.1(3)    1999 Stock Incentive Plan.
10.2(3)    1999 Employee Stock Purchase Plan.
10.3(4)    Synet Service Corporation 1996 Stock Option Plan.
10.4(5)    Global Integrity Corporation 1998 Stock Incentive Plan.
10.5++     Agreement, dated October 6, 2000, by and between the Registrant and BellSouth MNS, Inc.
10.7(4)    Amended and Restated Registration Rights Agreement, dated December 14, 2000.
10.8+++    Professional Services Agreement, dated December 20, 2002, by and between the Registrant and Pfizer Inc.
10.9(6)    Agreement of Lease, dated September 25, 2001, by and between the
           Registrant and EBS Forty- Fourth Property Associates LLC.
10.10(7)   Employment Agreement, dated as of June 15, 2001, by and between the Registrant and Andrew
           Zimmerman.
10.11(8)   Employment Agreement, dated as of, by and between the Registrant and Neeraj Sethi.
10.12(9)   Employment Agreement, dated as of, by and between the Registrant and Gary Papilsky.
10.13(10)  Employment Agreement, dated as of, by and between the Registrant and Shirley Howell.
10.14(11)  Service Agreement, dated February 2, 2000, by and between the Registrant and Cisco
           Systems, Inc.
10.15++    Professional Services Agreement, effective October 7, 2001, by and between the Registrant and Science Applications International Corporation
10.16(4)   Technical Services Agreement, dated November 17, 2000 by and between Science Applications
           International Corporation and Global Integrity Corporation.
10.17(4)   Assignment and Cross License Agreement, dated December 6, 2000 by and between Science
           Applications International Corporation and Global Integrity Corporation.
10.18(11)  Marketing Agreement, dated, August 2, 2001, by and between the
           Registrant and BellSouth Telecommunications, Inc.
10.19(3)   Investor's Rights Agreement, dated September 16, 1999, by and between Cisco Systems,
           Inc. and the Registrant.
10.20++    Professional Services Subcontract, dated May 14, 1999, by and between Cisco Systems,
           Inc. and the Registrant.
10.21(12)  Employment Agreement, dated as of, by and between the Registrant and Shawn Kreloff.
10.22(13)  Consulting Agreement, dated June 27, 2002, by and between the Registrant and Meyer Capital
           Meyer Capital Partners LLC.
21.1       List of Subsidiaries.
23.1       Consent of Deloitte & Touche LLP.
24.1       Power of Attorney (see signature page)
99.1       Certification of Chief Executive Officer and Chief Financial Officer Pursuant to
           18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1, No. 333-84045 (Registration Statement No. 333-84045).
(2) Incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-84045.
(3) Incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-84045.
(4) Incorporated by reference to the identically numbered exhibit of the Registrant's Annual Report on Form 10K for the period ending December 31, 2000.
(5) Incorporated by reference to Exhibit 10.3.1 of the Registrant's Annual Report on Form 10K for the period ending December 31, 2000.
(6) Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10Q for the period ending September 30, 2001.
(7) Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10Q for the period ending June 30, 2001.
(8) Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10Q for the period ending September 30, 2002.
(9) Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10Q for the period ending September 30, 2002.

(10) Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10Q for the period ending September 30, 2002.
(11) Incorporated by reference to the identically numbered exhibit of the Registrant's Annual Report on Form 10K for the period ending December 31, 2001.
(12) Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10Q for the period ending September 30, 2002.
(13) Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10Q for the period ending June 30, 2002.



+ Non-confidential portions of this Exhibit were filed as the identically numbered exhibit of Registration Statement No. 333-84045, which non-confidential portions are incorporated herein by reference. Confidential treatment was granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission.
++ Non-confidential portions of this Exhibit were filed as the identically numbered exhibit of the Registrants Annual Report on Form 10K for the period ending December 31, 2001, which non-confidential portions are incorporated herein by reference. Confidential treatment was granted for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission.
+++ Confidential treatment to be requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 31st day of March, 2003.


                         PREDICTIVE SYSTEMS, INC.

                         By:  /s/ Andrew Zimmerman
                              ---------------------------------
                         Name:  Andrew Zimmerman
                         Title: Chief Executive Officer


   KNOW ALL MEN BY THESE PRESENT that each individual whose signature appears below constitutes and appoints Andrew Zimmerman and Neeraj Sethi jointly and severally such person's true and lawful attorney-in-fact and agent each with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities indicated.

             Signature                                 Title(s)                      Date
             ---------                                 --------                      ----

      /s/ Andrew Zimmerman               Chief Executive Officer and Director     March 31, 2003
-------------------------------------    (principal executive officer)
          Andrew Zimmerman

      /s/ Neeraj Sethi                   Chief Financial Officer (principal       March 31, 2003
-------------------------------------    financial and accounting officer)
          Neeraj Sethi

      /s/ Peter L. Bloom                 Director                                 March 31, 2003
-------------------------------------
          Peter L. Bloom

       /s/ Eric Meyer                    Director                                 March 31, 2003
-------------------------------------
           Eric Meyer

       /s/ Howard Morgan                 Director                                 March 31, 2003
-------------------------------------
           Howard Morgan

       /s/ Inder Sidhu                   Director                                 March 31, 2003
-------------------------------------
           Inder Sidhu

        /s/ William L. Smith            Director                                  March 31, 2003
-------------------------------------
          William L. Smith

        /s/ William W. Wyman            Chairman of the Board of Directors        March 31, 2003
-------------------------------------
          William W. Wyman

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Andrew Zimmerman, certify that:

1. I have reviewed this annual report on Form 10-K of Predictive Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

/s/ Andrew Zimmerman
--------------------------
Andrew Zimmerman
Chief Executive Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Neeraj Sethi, certify that:

1. I have reviewed this annual report on Form 10-K of Predictive Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

/s/ Neeraj Sethi
--------------------------
Neeraj Sethi
Chief Financial Officer