Form 10-K/A
period 2002-12-31
PREDICTIVE SYSTEMS INC
filed 2003-04-30
CIK 727489

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                  FORM 10-K/A
                               (Amendment No. 1)

                              --------------------

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

                                       Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

                       Commission file number: 000-30422

                            PREDICTIVE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                              Delaware                                                      13-3808483
   (State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification Number)

                   19 West 44th Street, 9th Floor                                              10036
                          New York, New York                                                (Zip Code)
               (Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 659-3400
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $0.001 Per Share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K |X|

   The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $8,282,944 (based on the last reported sale price on the NASDAQ SmallCap Market on that date).

   The number of shares outstanding of the registrant's common stock as of April 18, 2003 was 38,064,988.

                              --------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   None.
===============================================================================

   Predictive Systems, Inc., a Delaware corporation (the "Company" or "Predictive Systems") hereby amends Items 1, 8, 10, 11, 12, 13 and 15 of its Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003, to add the additional information contained herein.


                                     PART I


ITEM 1. BUSINESS

Item 1 is amended by adding the following:

Subsequent Events

   On April 9, 2003, the Company and International Network Services Inc. ("INS"), a leading provider of global network consulting and security services, announced a definitive agreement under which INS will acquire the Company. Pursuant to the terms of the agreement and pending shareholder approval, a wholly-owned subsidiary of INS will merge with and into the Company. The Company will continue operations as a wholly-owned subsidiary of INS. The total cash consideration is expected to be $19,186,700. The $19,186,700 aggregate consideration will be increased if and to the extent the Company's net assets at closing exceed the estimate of net assets at closing as set forth in the merger agreement by more than $1,250,000, and will be decreased if and to the extent the Company's net assets at closing are less than the estimate of net assets at closing set forth in the merger agreement by more than $1,250,000. The estimate of net assets at closing set forth in the merger agreement is $15,386,700.

   On April 10, 2003, the Company entered into an Asset Purchase Agreement with Science Applications International Corporation ("SAIC"), whereby the Company agreed to sell to SAIC its Information Sharing and Analysis Centers and Open Source Intelligence services business in exchange for 4,192,220 shares of its common stock currently held by SAIC. Consummation of the asset sale is subject to various conditions, including the receipt of certain third party consents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Deloitte & Touche LLP and note 19 contained in the Notes to Consolidated Financial Statements set forth in Item 8 are hereby amended as follows:


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

   As discussed above, the financial statements of the Company as of December 31, 2001, and for each of the years in the two-year period then ended, were audited by other auditors who have ceased operations and (a) as described in Note 7, those financial statements have been revised to include the transitional disclosures required by SFAS 142 which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 7 with respect to 2001 and 2000 included (i) comparing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported loss, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 7 are appropriate. (b) as discussed above, the notes to the financial statements of the Company for the years ended December 31, 2001 and 2000 have been revised for the disclosure in Note 2 of the proforma stock-based compensation expense, proforma net loss and proforma basic and diluted net loss per share that would have been recorded had the fair value based method of SFAS 123 "Accounting for Stock-Based Compensation" been adopted for all option grants. Our audit procedures with respect to the revised disclosures in Note 2 included (i) agreeing the revised disclosures of proforma stock-based compensation expense, proforma net loss and proforma basic and diluted net loss per share to the revised underlying accounting analysis obtained from management, (ii) testing the methods and assumptions used by management in determining the fair value of option grants and agreeing the terms of the options granted to underlying supporting documentation obtained from management and (iii) testing the mathematical accuracy of the accounting analysis of proforma stock-based compensation expense, proforma net loss and proforma basic and diluted net loss per share. In our opinion, such revised disclosures for 2001 and 2000 are appropriate. (c) As discussed above, the financial statements of the Company for the years ended December 31, 2001 and 2000 have also been reclassified to give effect to EITF 01-14, which was adopted by the Company on January 1, 2002. We audited the reclassifications described in Note 2 that were applied to conform the 2001 and 2000 financial statements to the comparative presentation required by EITF 01-14. Our audit procedures with respect to the 2001 and 2000 disclosures in
Note 2 included (i) comparing the amounts shown as Revenue -- Reimbursed Expenses and Cost of Revenues -- Reimbursed Expenses in the Company's consolidated statements of operations to the Company's underlying accounting analysis obtained from management, (ii) on a test basis, comparing the amounts comprising Reimbursed Expenses for Revenues and Cost of Revenues obtained from management to independent supporting documentation, and (iii) testing the mathematical accuracy of the underlying analysis. In our opinion, such reclassifications have been properly applied.

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


/s/ Deloitte & Touche LLP
New York, New York
February 28, 2003 (except
March 27, 2003, as to the disclosure
of the settlement of a litigation
claim as described in Note 15 and
April 10, 2003, as to the disclosure of
the merger and asset sale as described
in Note 19)

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

   On April 9, 2003, the Company and International Network Services Inc. ("INS"), a leading provider of global network consulting and security services, announced a definitive agreement under which INS will acquire the Company. Pursuant to the terms of the agreement and pending shareholder approval, a wholly-owned subsidiary of INS will merge with and into the Company. The Company will continue operations as a wholly-owned subsidiary of INS. The total cash consideration is expected to be $19,186,700. The $19,186,700 aggregate consideration will be increased if and to the extent the Company's net assets at closing exceed the estimate of net assets at closing as set forth in the merger agreement by more than $1,250,000, and will be decreased if and to the extent the Company's net assets at closing are less than the estimate of net assets at closing set forth in the merger agreement by more than $1,250,000. The estimate of net assets at closing set forth in the merger agreement is $15,386,700.

   On April 10, 2003, the Company entered into an Asset Purchase Agreement with Science Applications International Corporation ("SAIC"), whereby the Company agreed to sell to SAIC its Information Sharing and Analysis Centers and Open Source Intelligence services business in exchange for 4,192,220 shares of its common stock currently held by SAIC. Consummation of the asset sale is subject to various conditions, including the receipt of certain third party consents.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

   The following individuals were serving as directors and executive officers of the Company on April 30, 2003:

Name                                          Age           Position
----                                          ---           --------
Andrew Zimmerman...................           48            Chief Executive Officer and Director

Neeraj Sethi.......................           40            Chief Financial Officer

Shirley Howell.....................           43            Executive Vice President for Operations

Edward G. Schwartz.................           42            General Manager Global Integrity Services and Executive
                                                             Vice President

Gary N. Papilsky...................           31            General Counsel, Executive Vice President and Secretary

William W. Wyman...................           65            Chairman of the Board

Peter L. Bloom.....................           45            Director (1)

Eric Meyer.........................           42            Director (1)

Howard Morgan......................           57            Director (1) (2)

Inder Sidhu........................           43            Director (2)

William L. Smith...................           45            Director (2)

---------------
(1) Member of Compensation Committee
(2) Member of Audit Committee

   Andrew Zimmerman has been a director and Chief Executive Officer of the Company since July 2001. Prior to joining Predictive, Mr. Zimmerman was Chief Operating Officer for Idealab New York, a leading creator and operator of technology businesses, from 2000 to 2001. From 1983 to 2000, Mr. Zimmerman served in various roles at PricewaterhouseCoopers, including Global Leader of the E-Business Consulting Practice and Global Industry Leader of the Information and Communications Practice. Mr. Zimmerman held similar roles at Coopers & Lybrand prior to the firm's merger with Price Waterhouse.
Mr. Zimmerman holds a B.A. from Haverford College, a Masters Degree in Accounting from New York University and is a Certified Public Accountant.

   Neeraj ("Berry") Sethi has been Chief Financial Officer since August 2002. Prior to that, Mr. Sethi served as interim Chief Financial Officer from May to August of 2002. From 2001 to 2002, Mr. Sethi served as a financial consultant to various companies, including Predictive. From 1995 to 2001, Mr. Sethi was Vice President of Finance for the Company. From 1992 to 1995, Mr. Sethi was Assistant Vice President for Global Expense Management at Bankers Trust. From 1989 to 1992, Mr. Sethi was Controller and Financial Analyst at Network Management.

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

   William W. Wyman has been a director of the Company since September 1999 and has been the Chairman of the Board of Directors since March 2001. Mr. Wyman served as Interim Chief Executive Officer from March until July of 2001. Since 1995, Mr. Wyman has been a business advisor and counselor on a broad range of issues to a number of corporate chief executives of financial services, information services, forest products and software companies. From 1984 to 1995, Mr. Wyman was managing partner at Oliver, Wyman & Company, a firm that specializes in management consulting to large financial institutions, which he co-founded. Mr. Wyman is a director of Pegasystems, Inc. and U.S. Timberlands, both public companies, and Internosis, Inc., a privately held company. He also serves as a trustee of the Dartmouth Hitchcock Medical Center, on the Boards of Advisors of The Sprout Group, a venture capital fund associated with Credit Suisse First Boston, and Legend Capital, a leveraged buyout firm associated with Castle Harlan Investments, and as a Special Advisor to General Atlantic Partners, LLC.

   Peter L. Bloom has been a director ofthe Company since March 1999. Mr. Bloom is a managing member of General Atlantic Partners, LLC, a private equity investment firm that makes investments in information technology, process outsourcing and communications businesses globally, and has been at General Atlantic since 1995. From 1982 to 1995, Mr. Bloom served in various roles at Salomon Brothers, including as Managing Director of Salomon's U.S. Technology Division.

   Eric Meyer has been a director of the Company since its inception in February 1995. Mr. Meyer is a founder of Meyer Capital Partners and a co-founder of Meyer, Duffy & Associates and Meyer Duffy Ventures, firms that invest in early stage networking and Internet technology companies. Mr. Meyer has been at Meyer, Duffy & Associates since 1994. From 1992 to 1994, Mr. Meyer served as a Vice President at Oak Hall Capital Advisors.

   Howard L. Morgan has been a Director of the Company since September 2002. Dr. Morgan is Vice Chairman of Idealab and is also President and Founder of Arca Group, Inc., a consulting and venture capital investment firm specializing in the areas of computer and communications technologies. Dr. Morgan was Professor of Decision Sciences at the Wharton School of the University of Pennsylvania and Professor of Computer Science at the Moore School at the University of Pennsylvania for approximately 15 years. He serves on the boards of Franklin Electronic Publishers, Inc., Segue Software Corporation, Unitronix Corporation, Evolution Robotics and CarsDirect.com. He holds a B.S. in Physics from City College of New York and a Ph.D. in Operations Research from Cornell University.

   Inder Sidhu has been a director of the Company since September 1999.
Mr. Sidhu has been the Vice President, Worldwide Sales Strategy at Cisco Systems, Inc. since January 2002. From 1995 to 2002, Mr. Sidhu served in various executive management positions in the Sales, Services and Business Development organizations at Cisco Systems, including VP/GM Worldwide Professional Services, VP Advanced Engineering Services and VP Strategy & Business Development, Customer Advocacy. From 1991 to 1995, Mr. Sidhu was with McKinsey & Company. Prior to that, Mr. Sidhu led a network management group at 3Com Corporation, and before that he served in various management/engineering positions at Novell and Intel. Mr. Sidhu holds an MBA from the University of Pennsylvania's Wharton Business School and is a graduate of the Advanced Management Program at the Harvard Business School. He also holds a Masters Degree in Electrical & Computer Engineering from the University of Massachusetts, Amherst.

   William L. Smith has been a director of the Company since March 2000.
Mr. Smith has been with BellSouth Corporation since 1979, currently serving as its Chief Product Development and Technology

Officer, where he is responsible for setting the technology direction of BellSouth's core infrastructure and products. From February 1998 to December 1999, he served as Vice President -- Network Strategic Planning for BellSouth Telecommunications, BellSouth's domestic telephone unit. Prior to that he served as President of BellSouth's Internet unit from December 1997 through January 1998, and from September 1996 to November 1997 as Executive Director -- Product Commercialization Unit. From January 1995 to August 1996, he served as Assistant Vice President -- Data Services Unit for BellSouth.

Committees of the Board

   The Audit Committee reports to the Board of Directors regarding the appointment and performance of the Company's independent public accountants, the scope and results of our annual audits, fees to be paid to the independent public accountants, compliance with the Company's accounting and financial policies and management's procedures and policies relative to the adequacy of the Company's internal accounting controls. The members of the Audit Committee are Messrs. Morgan, Smith and Sidhu.

   The Compensation Committee reviews and makes recommendations to the Board of Directors regarding the Company's compensation policies and all forms of compensation to be provided to the Company's executive officers and directors. In addition, the Compensation Committee reviews bonus and stock compensation arrangements for all of the Company's other employees. The members of the Compensation Committee are Messrs. Meyer, Morgan and Bloom.

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

   To the Company's knowledge, based upon the reports filed and written representations that no other reports were required, during the fiscal year ended December 31, 2002, none of its directors and executive officers failed to file on a timely basis reports required by Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

   The following table sets forth the compensation received by our Chief Executive Officer during 2002, by the other four most highly compensated current executive officers who served as executive officers as of December 31, 2002 and whose salary exceeded $100,000 in 2002 for services rendered in all capacities to the Company during 2002 (together, the "Named Executive Officers"), and by one additional individual who would have been a Named Executive Officer had such individual continued serving as an executive officer on December 31, 2002 and one additional individual who would have been a Named Executive Officer had such individual continued serving as an executive officer through the date hereof (the "Additional Officers").

                           Summary Compensation Table

                                                                                                                      Long-Term
                                                                                                                     Compensation
                                                                                                                        Awards
                                                                                           Annual Compensation    -----------------
                                                                                           --------------------   Shares Underlying
Names and Principal Position                                                       Year     Salary      Bonus          Options
----------------------------                                                       ----    --------    --------   -----------------
Andrew Zimmerman ...............................................................   2002    $275,856    $     --         500,000
Chief Executive Officer                                                            2001(1)  138,269     195,000       2,000,000
Neeraj Sethi ...................................................................   2002(2)  165,063      55,000         500,000
Chief Financial Officer
Gerard E. Dorsey ...............................................................   2002(3)   91,437     109,725              --
Chief Financial Officer                                                            2001     232,400      93,500         275,000
                                                                                   2000     210,000      75,000         100,000
Shirley Howell .................................................................   2002     171,875       8,431(4)      428,500
Executive Vice President of Operations                                             2001     122,839     123,124(5)       15,000
                                                                                   2000     122,917      42,574(6)           --
Gary Papilsky ..................................................................   2002     166,250          --         250,000
General Counsel                                                                    2001     172,083      70,000         125,000
                                                                                   2000     156,250      70,000          75,000
Eamonn Kearns ..................................................................   2002     188,303      25,000         250,000
Managing Director, Europe                                                          2001     173,772      36,205         100,000
Edward Schwartz ................................................................   2002(7)  157,205      10,000         200,000
General Manager Global Integrity Services

---------------
(1) Mr. Zimmerman was elected Chief Executive Officer on June 15, 2001.
    Mr. Zimmerman's bonus includes a $100,000 sign on bonus.
(2) Mr. Sethi was elected Interim Chief Financial Officer on May 13, 2002 and Chief Financial Officer on August 26, 2002. Mr. Sethi's bonus represents a $55,000 sign on bonus.
(3) Mr. Dorsey resigned as Chief Financial Officer on May 13, 2002 and his last day of employment with the Company was May 31, 2002. Mr. Dorsey's bonus represents a lump sump severance paid made in connection with his resignation.
(4) Ms. Howell received $8,431 in sales commissions in 2002 which are included in this number.
(5) Ms. Howell received $111,343 in sales commissions in 2001 which are included in this number.
(6) Ms. Howell received $17,814 in sales commissions in 2000 which are included in this number.
(7) Mr. Schwartz was elected General Manager Global Integrity Services on February 19, 2002. Mr. Schwartz's bonus includes a $10,000 sign on bonus.

   In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted for each of the Named Executive Officers because the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for each of the Named Executive Officers in 2002.

Option Grants in Last Fiscal Year

   The following table sets forth grants of stock options for the year ended December 31, 2002 to the Named Executive Officers and the Additional Officers. The Company has never granted any stock appreciation rights. The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated assuming that the fair market value of Common Stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts are calculated based on the requirements of the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. The percentage of total options granted to employees in the last fiscal year is based on options to purchase an aggregate of 8,847,467 shares of Common Stock granted by the Company in 2002.

                                                                                                                     Potential
                                                                                                                     Realizable
                                                                                                                      Value at
                                                                                                                   Assumed Annual
                                                                                                                      Rates of
                                                  Number of       Percent of                                        Stock Price
                                                  Securities     Total Options                                      Appreciation
                                                  Underlying      Granted to                                      for Option Term
                                                Stock Options    Employees in    Exercise Price    Expiration    ------------------
Name                                               Granted           2002         Per Share ($)       Date         5%         10%
----                                            -------------    -------------   --------------    ----------    -------   --------
Andrew Zimmerman ............................      500,000            5.7%            $0.22         10/18/12     $69,178   $175,312
Neeraj Sethi ................................       30,000            0.3              0.19          7/31/12       3,585      9,084
                                                   457,500            5.2              0.25          8/31/12      71,930    182,284
                                                    12,500            0.1              0.22         10/18/12       1,729      4,383
Gerard Dorsey ...............................           --
Shirley Howell ..............................      400,000            4.5              0.25          8/31/12      62,889    159,374
                                                    28,500            0.3              0.22         10/18/12       3,943      9,993
Gary Papilsky ...............................      125,000            1.4              0.25          8/31/12      19,653     49,804
                                                   125,000            1.4              0.22         10/18/12      17,295     43,828
Eamonn Kearns ...............................      150,000            1.7              0.25          8/31/12      23,584     59,765
                                                   100,000            1.1              0.22         10/18/12      13,836     35,062
Edward Schwartz .............................      200,000            2.3              0.22         10/18/12      27,671     70,125

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values

   The following table sets forth information concerning the value realized upon exercise of options during 2002 and the number and value of unexercised options held by each of the Company's Named Executive Officers at December 31, 2002 and the Additional Officers. The last reported sale price of the Company's Common Stock in 2002 was $0.36 per share on December 31, 2002. Accordingly, the values set forth below have been calculated on the basis of the fair market value on December 31, 2002, less the applicable exercise price per share, multiplied by the number of shares underlying the options.

                                                                         Options at Fiscal Year-End       In-the-Money Options at
                                                                        ----------------------------          Fiscal Year-End
                                                                            Number of Securities        ---------------------------
                                                                           Underlying Unexercised          Value of Unexercised
                                                 Shares                            Options                 In-the-Money Options
                                              Acquired on     Value     ----------------------------    ---------------------------
Name                                            Exercise     Realized   Exercisable    Unexercisable    Exercisable   Unexercisable
----                                          -----------    --------   -----------    -------------    -----------   -------------
Andrew Zimmerman ..........................        --           --        333,328        1,666,672        $46,666        $233,334
Neeraj Sethi ..............................        --           --         34,426          465,574          5,720          51,455
Gerard Dorsey .............................        --           --             --               --             --              --
Shirley Howell ............................        --           --         41,645          386,855          4,830          43,160
Gary Papilsky .............................        --           --         46,873          203,127          6,250          25,000
Eamonn Kearns .............................        --           --         29,166          220,834          3,708          26,792
Edward Schwartz ...........................        --           --         20,833          179,167          2,917          25,083

Ten Year Option "Repricing"

   The following table provides information on "repricing" of options held by any executive officer during the last ten years. Please see "Compensation Committee Report -- Stock Option Exchange Program" for more information.

                                                                                                                         Length of
                                                                                                                          Original
                                                      Number of                                                         Option Term
                                                      Securities                                                         Remaining
                                                      Underlying    Market Price of    Exercise Price                    at Date of
                                                       Options     Stock at Time of      at Time of      New Exercise    Repricing
Name/Title                                  Date       Repriced        Repricing          Repricing       Price ($)      (in years)
----------                                --------    ----------   ----------------    --------------    ------------   -----------
Andrew Zimmerman ......................   10/18/02    1,600,000          $0.22             $ 3.73           $0.22           8.66
Chief Executive Officer                   10/18/02      400,000           0.22               7.46            0.22           8.66
Neeraj Sethi ..........................   10/18/02       12,500           0.22               0.99            0.22           9.11
Chief Financial Officer
Shirley Howell ........................   10/18/02       13,500           0.22               1.50            0.22           6.23
Executive Vice President of Operations    10/18/02       15,000           0.22               2.88            0.22           8.37
Gary Papilsky .........................   10/18/02       50,000           0.22              11.05            0.22           7.02
General Counsel                           10/18/02       75,000           0.22               8.81            0.22           8.12
Eamonn Kearns .........................   10/18/02      100,000           0.22               2.88            0.22           8.37
Managing Director, Europe
Edward Schwartz .......................   10/18/02      200,000           0.22               1.42            0.22           9.37
General Manager Global Integrity
  Services

Compensation of Directors

   Starting with the 2002 Annual Meeting, non-employee directors receive cash compensation of $20,000 per year plus an additional fee per meeting of $1,000 for in person and $500 for telephonic attendance. Members of the Compensation and Audit Committees receive an additional $5,000 and $10,000 per year, respectively. Additionally, non-employee directors receive an additional $5,000 for serving as the chairperson of a committee. These amounts are paid quarterly. The Company has instituted this program in order to attract and retain directors of the highest caliber to the Board. Mr. Sidhu has declined all compensation offered to him by us, either in cash or stock options, for his entire tenure as a director.

   Under the automatic option grant program of the 1999 Stock Incentive Plan, non-employee members of the Board of Directors receive an option grant for 75,000 shares of the Company's Common Stock at the time of his or her commencement of service on the Board of Directors. In addition, at each Annual Meeting of Stockholders, each individual who is to continue to serve as a non-employee member of the Board of Directors receives an option to purchase 10,000 shares of the Company's Common Stock. Mr. Morgan was granted options to purchase 75,000 shares of the Company's Common Stock at a price of $0.26 per share in 2002 upon his appointment to the Board of Directors. These options vest ratably over a period of four years.

Employment Agreements

   The Company entered into an executive employment agreement with Andrew Zimmerman, our Chief Executive Officer, on June 15, 2001. The agreement provides for an annual base salary of $300,000. As part of our cost reduction efforts, a companywide salary reduction was put in place. In connection with this, Mr. Zimmerman agreed to reduce his annual base salary to $265,050. The agreement also provides for a signing bonus of $100,000, an annual cash bonus of $200,000, $50,000 of which shall be at the discretion of the Company's Board of Directors, and $150,000 of which shall be based upon the achievement of mutually agreed upon performance goals, and an additional annual cash bonus of $200,000 based upon the achievement of additional exceptional performance goals. The annual cash bonuses for the year 2001 were prorated to reflect
Mr. Zimmerman's commencement of service on July 9, 2001. No cash bonus was paid to Mr. Zimmerman for the year 2002. Under the agreement, Mr. Zimmerman also received options to purchase 1,600,000 shares of Common Stock at a price of $3.73 per share and 400,000 shares of Common Stock at a price of $7.46 per share. In October 2002, the Company cancelled 500,000 of Mr. Zimmerman's options with an exercise price of $3.73 per share, and granted him 500,000 new options with an exercise price of $0.22 per share, pursuant to an option exchange offer conducted by the Company for all the Company's then current employees. Furthermore, the Company amended the exercise price of Mr. Zimmerman's remaining 1,500,000 options to provide for a $0.22 exercise price for those options as well. All options vest over four years. Upon termination without cause or resignation for good reason, Mr. Zimmerman shall be entitled to a lump sum payment equal to his salary for a period of twelve months. Additionally, all outstanding stock options scheduled to vest within the twelve month period following termination shall immediately become fully vested and exercisable, and shall remain exercisable, through the end of their originally scheduled terms. Mr. Zimmerman shall also be entitled to continued health coverage at the Company's expense for a period of twelve months. In the event of termination occurring in the months of July through December of any given calendar year, Mr. Zimmerman shall receive a pro rata portion of his annual bonus for that year. Upon termination due to death or disability during the months of July through December of any given calendar year, Mr. Zimmerman shall be entitled to a pro rata portion of his annual bonus for that year. Upon termination by the Company for cause, Mr. Zimmerman shall be entitled to receive any earned but unpaid bonus. In the event there is a change of control all unvested stock options granted to Mr. Zimmerman shall accelerate and vest in full immediately prior to the change of control.

   The Company entered into an executive employment agreement with Neeraj Sethi, our Chief Financial Officer, on August 26, 2002. The agreement provides for an annual base salary of $220,000. The agreement also provides for a signing bonus of $30,000, and an annual cash bonus at the discretion of the Company. Under the agreement, Mr. Sethi received options to purchase 457,500 shares of Common Stock at a price of $0.25 per share. We also agreed to grant Mr. Sethi options to purchase the greater of (a) 200,000 shares of the Company's Common Stock or (b) an amount of Common Stock equal to 1.2% of the Company's outstanding Common Stock, calculated on a fully-diluted basis based on all outstanding Common Stock including Common Stock subject to granted stock options, provided that in no event shall such amount exceed 500,000. On January 14, 2003, we granted Mr. Sethi options to purchase 200,000 shares of Common Stock at a price of $0.30 per share pursuant to this provision. All options vest over four years. We also issued Mr. Sethi 150,000 shares of restricted stock on January 2, 2003. The repurchase right on such restricted stock shall lapse over four years. Upon termination without cause or resignation for good reason, Mr. Sethi shall be entitled to a lump sum payment equal to his salary for a period of six months. Additionally, all outstanding stock options scheduled to vest within the twelve month period following termination shall immediately become fully vested and exercisable, and shall remain exercisable, through the end of their originally scheduled terms. Mr. Sethi shall also be entitled to continued health coverage at the Company's expense for a period of six months. In the event of termination occurring in the months of July through December of any given calendar year, Mr. Sethi shall receive a pro rata portion of his annual bonus for the proceeding year. Upon termination due to death or disability during the months of July through December of any given calendar year, Mr. Sethi shall be entitled to a pro rata portion of his annual bonus for that year. Upon termination by the Company for cause, Mr. Sethi shall be entitled to receive any earned but unpaid bonus. In the event a change of control occurs on or before August 22, 2003, fifty percent of any unvested stock options granted to Mr. Sethi shall accelerate and vest in full immediately prior to the change of control. Any remaining unvested stock options granted to Mr. Sethi shall vest in equal monthly installments over a period of twelve months from the date of the change of control. If, upon a change control, Mr. Sethi is terminated other than for cause, disability or death, or if he terminates his employment for good reason within sixty days prior to the announcement of a change of control or within twelve months from the effective date of a change of control, then all unvested stock options granted to Mr. Sethi shall accelerate and vest in full and Mr. Sethi shall receive a lump sum payment equal to his salary for a period of one year. If a change of control occurs after August 22, 2003, then all unvested stock options granted to Mr. Sethi shall accelerate and vest in full immediately prior to the change of control.

   The Company also entered into employment agreements with Shirley Howell, Executive Vice President of Operations and Gary Papilsky, General Counsel, on November 8, 2002. The agreements provide for annual base salaries for Ms. Howell and Mr. Papilsky of $170,000 and $166,250, respectively. The agreements also provide for an annual cash bonus at the discretion of the Company. Upon termination without cause or resignation for good reason, Ms. Howell and Mr. Papilsky shall be entitled to a lump sum payment equal to her or his salary for a period of six months. Additionally, they will be entitled to continued health coverage at the Company's expense for a period of six months. In the event of termination occurring in the months of July through December of any given calendar year, they shall receive a pro rata portion of their annual bonus for that year. In the event of a change of control, fifty percent of any of their unvested stock options shall accelerate and vest in full immediately prior to the change of control. If, upon a change control, either is terminated other than for cause, disability or death, or if either terminates their employment for good reason within sixty days prior to the announcement of a change of control or within twelve months from the effective date of a change of control, then all unvested stock options granted to Ms. Howell and Mr. Papilsky shall accelerate and vest in full and they shall receive a lump sum payment equal to salary for a period of nine months.

   The Company also entered into an employment agreement with Edward Schwartz, Executive Vice President and General Manager of Predictive Systems' Global Integrity Business Unit, on February 19, 2002. The agreements provides for an annual base salary of $200,000, which was reduced to $176,000 on July 30, 2002. The agreement also provides for an annual cash bonus at the discretion of the Company. Upon termination without cause or resignation for good reason, he shall be entitled to a lump sum payment equal to salary for a period of six months. Additionally, he will be entitled to continued health coverage at the Company's expense for a period of six months. In the event of a change of control, twenty five percent of any of his unvested stock options shall accelerate and vest in full immediately prior to the change of control. If, upon a change control, he is terminated other than for cause, disability or death, or if he terminates his employment for good reason within sixty days prior to the announcement of a change of control or within twelve months from the effective date of a change of control, then all unvested stock options shall accelerate and vest in full.

Compensation Committee Interlocks and Insider Participation

   No interlocking relationships exist between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past, except that Mr. Meyer previously served on the board of directors of Riversoft PLC, a network management software company.

         REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS


   The Compensation Committee of the Board of Directors advises the Chief Executive Officer and the Board of Directors on matters of the Company's compensation philosophy and the compensation of executive officers and other individuals compensated by the Company. The Compensation Committee is also responsible for the administration of the Company's stock option plans under which option grants and direct stock issuances may be made to executive officers. The Compensation Committee has reviewed and is in accord with the compensation paid to executive officers in 2002.

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

Factors

   The principal factors which the Compensation Committee considered with respect to each executive officer's compensation package for fiscal year 2002 are summarized below. The Compensation Committee may, however, in its discretion apply entirely different factors in advising the Chief Executive Officer and the Board of Directors with respect to executive compensation for future years.

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

   The number of shares subject to each option grant is set at a level intended to create a meaningful opportunity for stock ownership based on the executive officer's current position with the Company, the base salary associated with that position, the size of comparable awards made to individuals in similar positions within the industry, the individual's potential for increased responsibility and promotion over the option term and the individual's personal performance in recent periods. The Compensation Committee also considers the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of the Company's executive officers. Stock options to purchase an aggregate of 2,628,500 shares of Common Stock were granted to executive officers in 2002.

Stock Option Exchange Program

   In October 2002, the Company conducted a voluntary stock option exchange offer whereby all Company employees, including executive officers, were eligible to exchange certain outstanding options to purchase shares of the Company's Common Stock for new options to purchase shares of the Company's Common Stock with an exercise price equal to the fair market value of the Company's Common Stock on the date of grant (the "Offer to Exchange"). A total of 193 eligible employees participated in the Offer to Exchange. Subject to the terms and conditions of the Offer to Exchange, the Company cancelled options to purchase 4,085,860 shares of Company Common Stock and granted new options to purchase 3,139,424 shares of Company Common Stock, all with an exercise price of $0.22 per share, in exchange for the options tendered and accepted pursuant to the Offer to Exchange. The Offer to Exchange provided an opportunity to offer eligible employees a valuable incentive to stay with the Company, as a large portion of the then-outstanding options had exercise prices significantly higher than the then-current market price of the Company's Common Stock. The Company believes the Offer to Exchange was necessary to create better performance incentives for eligible employees and thereby maximize stockholder value.

CEO Compensation

   The plans and policies discussed above were the basis for the 2002 compensation of the Company's Chief Executive Officer, Andrew Zimmerman. In advising the Board of Directors with respect to this compensation, the Compensation Committee seeks to achieve two objectives: (i) establish a level of base salary competitive with that paid by companies within the industry that are of comparable size to the Company and by companies outside of the industry with which the Company competes for executive talent and (ii) make a significant percentage of the total compensation package contingent upon the Company's performance and stock price appreciation. In accordance with these objectives, Mr. Zimmerman received a base salary of $275,856 and no bonus for fiscal year 2002. He currently holds a total of 2,000,000 unexercised stock options.

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

   The Compensation Committee does not expect that the compensation to be paid to the Company's executive officers for 2002 will exceed the $1 million limit per officer.

                               PERFORMANCE GRAPH


   The following graph compares the Company's cumulative total stockholder return on its Common Stock during the period commencing on October 27, 1999 (the initial public offering of the Company's Common Stock) and ending on December 31, 2002 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends (if any) for the measurement period, assuming dividend reinvestment, and (B) the excess of the Company's share price at the end of the measurement period over the price at the beginning of the measurement period, by (ii) the share price at the beginning of the measurement period) with the cumulative return so calculated on the Nasdaq Stock Market--U.S. Index and a self-constructed peer group index.


                COMPARISON OF 38 MONTH CUMULATIVE TOTAL RETURN*
                        AMONG PREDICTIVE SYSTEMS, INC.,
             THE NASDAQ STOCK MARKET (U.S.) INDEX AND A PEER GROUP







                               [Graphic Omitted]







                                                                                                  Cumulative Total Return
                                                                                        -------------------------------------------
                                                                                        10/27/99    12/99    12/00    12/01   12/02
                                                                                        --------   ------    -----    -----   -----
PREDICTIVE SYSTEMS, INC.............................................................     100.00    363.89    39.76    10.89    2.00
NASDAQ STOCK MARKET (U.S.)..........................................................     100.00    145.06    87.33    69.28   47.89
PEER GROUP(1).......................................................................     100.00    217.82    28.53    22.86    8.39

---------------
(1) The Peer Group consists of the following companies: CIBER, Inc., Razorfish, Inc. and Sapient Corporation

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 is amended by adding the following:

   The following table sets forth certain information regarding beneficial ownership of our common stock as of April 9, 2003, by:

   o the Chief Executive Officer of Predictive and our other executive officers;

   o each person who is known by us to beneficially own 5% or more of our outstanding common stock;

   o each of our directors; and

   o all our officers and directors as a group.

   Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. The number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion, option or warrant exercise, or otherwise, within 60 days after April 9, 2003. The number of shares beneficially owned also includes shares of restricted stock held by the named person. Percentage of beneficial ownership is based on 37,983,438 shares outstanding as of April 9, 2003. Except as otherwise noted, the address of each person listed in the table is c/o Predictive Systems, Inc., 19 West 44th Street, 9th Floor, New York, New York 10036.

                                                                     Approximate
                                                                      Percentage
Name of Beneficial Owner                          Number of Shares    Ownership
------------------------                          ----------------   -----------
Andrew Zimmerman (1) .........................          541,571           1.4%
Neeraj Sethi (2) .............................          244,528             *
Shirley Howell (3) ...........................           87,759             *
Gary N. Papilsky (4) .........................           74,912             *
Edward Schwartz (5) ..........................           41,667             *
William W. Wyman (6) .........................          318,750             *
Peter L. Bloom (7) ...........................        6,715,017          17.7%
Eric Meyer (8) ...............................        2,236,737           5.9%
Howard Morgan (9) ............................           15,000             *
Inder Sidhu (10) .............................        1,242,000           3.3%
William L. Smith (11) ........................           21,250             *
Entities affiliated with General Atlantic
  Partners, LLC (12)..........................        6,687,517          17.6%
Science Applications International
  Corporation (13)............................        5,240,275          13.8%
All directors and executive officers as a
  group (11 persons) (14).....................       11,539,191          29.5%

---------------
*     Indicates less than one percent of the Common Stock.
(1) Includes 541,471 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of April 9, 2003. Does not include options to purchase 1,458,529 shares which are not currently exercisable or exercisable within 60 days of April 9, 2003, but which are expected to accelerate and be vested in full immediately prior to the closing of the pending merger with International Network Services, Inc.
(2) Includes (i) 35,728 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of April 9, 2003, and (ii) 150,000 shares of restricted stock subject to a repurchase option, over which Mr. Sethi has voting control. Does not include options to purchase 664,272 shares of common stock which are not currently exercisable or exercisable within 60 days of April 9, 2003, but which are expected to accelerate and be vested in full immediately prior to the closing of the pending merger with International Network Services, Inc.

(3) Includes 86,278 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of April 9, 2003. Does not include options to purchase 342,222 shares which are not currently exercisable or exercisable within 60 days of April 9, 2003, but which are expected to accelerate and be vested in full immediately prior to the closing of the pending merger with International Network Services, Inc.
(4) Includes 72,912 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of April 9, 2003. Does not include options to purchase 177,088 shares which are not currently exercisable or exercisable within 60 days of April 9, 2003, but which are expected to accelerate and be vested in full immediately prior to the closing of the pending merger with International Network Services, Inc.
(5) Includes 41,667 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of April 9, 2003. Does not include options to purchase 208,333 shares which are not currently exercisable or exercisable within 60 days of April 9, 2003, but which are expected to accelerate and be vested in full immediately prior to the closing of the pending merger with International Network Services, Inc.
(6) Includes 118,750 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of April 9, 2003. The address of Mr. Wyman is 4 North Balch Street, Hanover, New Hampshire 03755. Does not include options to purchase 6,250 shares which are not currently exercisable or exercisable within 60 days of April 9, 2003, but which are expected to accelerate and be vested in full immediately prior to the closing of the merger.
(7) Includes (a) 27,500 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of April 9, 2003, (b) 4,559,458 shares owned by General Atlantic Partners 54, L.P.,
      (c) 349,918 shares owned by General Atlantic Partners 57, L.P., (d) 628,054 shares owned by General Atlantic Partners 74, L.P., (e) 47,688 shares owned by GapStar, LLC, and (f) 1,102,399 shares owned by GAP Coinvestment Partners II, L.P. The general partner of General Atlantic Partners 54, General Atlantic Partners 57 and General Atlantic Partners 74 is General Atlantic Partners, LLC, and the managing members of General Atlantic Partners, LLC (other than Klaus Esser) are also the general partners of GAP Coinvestment Partners II. General Atlantic Partners LLC is also the managing member of GapStar, LLC. Mr. Bloom is a managing member of General Atlantic Partners, LLC. Mr. Bloom disclaims beneficial ownership of these securities except to the extent of his economic interest therein. The address of Mr. Bloom is c/o General Atlantic Service Corporation, 3 Pickwick Plaza, Greenwich, Connecticut 06830.
(8) Includes (a) 87,500 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of November 1, 2002, (b) 90,000 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of April 9, 2003 held by Meyer Capital Partners LLC. Mr. Meyer is a managing member of Meyer Capital Partners LLC, (c) 453,400 shares held by MCP Value Technology Fund, L.P. Mr. Meyer is the managing member of MCP Technology LLC which is the general partner of MCP Value Technology Fund, L.P., (d) 90,686 shares held by EM/DD L.P. Mr. Meyer is an executive officer of EMDD Associates, Inc. which is the general partner of EM/DD, L.P., (e) 723,204 shares held by Trigence Partners, L.P. Mr. Meyer is an executive officer of L'abbaye, Inc., which is the general partner of Trigence Partners, L.P., and (f) 15,000 shares held by the Eric Meyer 2000 Irrevocable Trust. The address of Mr. Meyer is c/o Meyer Capital Partners, 125 Elm Street, Suite 6, New Canaan, Connecticut 06840.
(9)   The address of Mr. Morgan is 764 Mt. Moro Road, Villanova, PA 19085.
      Does not include options to purchase 75,000 shares which are not currently exercisable or exercisable within 60 days of April 9, 2003, but which are expected to accelerate and be vested in full immediately prior to the closing of the pending merger with International Network Services, Inc.
(10) Includes 1,242,000 shares of Common Stock owned by Cisco. Mr. Sidhu is the Vice President, Worldwide Sales Strategy at Cisco. The address of
      Mr. Sidhu is c/o Cisco Systems, Inc., 170 West Tasman Drive, San Jose, California 95134-1706.
(11) Includes 21,250 shares issuable upon exercise of currently exercisable options and options exercisable within 60 days of April 9, 2003. The address of Mr. Smith is c/o BellSouth Corporation, Suite 4515, 675 West Peachtree Street, N.E., Atlanta, Georgia 30375. Does not include options to purchase 6,250 shares which are not currently exercisable or exercisable within 60 days of April 9, 2003, but which are expected to accelerate and be vested in full immediately prior to the closing of the pending merger with International Network Services, Inc.
(12) Includes (a) 4,559,458 shares owned by General Atlantic Partners 54, L.P., (b) 349,918 shares owned by General Atlantic Partners 57, L.P.,
      (c) 628,054 shares owned by General Atlantic Partners 74, L.P., (d) 47,688 shares owned by GapStar, LLC, and (e) 1,102,399 shares owned by GAP Coinvestment Partners II, L.P. The general partner of General Atlantic Partners 54, General Atlantic Partners 57 and General Atlantic Partners 74 is General Atlantic Partners, LLC, and the managing members of General Atlantic Partners, LLC (other than Klaus Esser) are also the general partners of GAP Coinvestment Partners II. General Atlantic Partners LLC is also the managing member of GapStar, LLC. The address of the General Atlantic entities is c/o General Atlantic Service Corporation, 3 Pickwick Plaza, Greenwich, Connecticut 06830.
(13) Includes 5,240,275 shares owned by SAIC Venture Capital Corporation, a wholly owned subsidiary of Science Applications International Corporation. The address of Science Applications International Corporation is 10260 Campus Point Drive, San Diego, California 92121.
(14) Includes 1,123,156 shares issuable upon the exercise of currently exercisable options and options exercisable within 60 days of April 9, 2003 and 150,000 shares of restricted stock subject to a repurchase option. The holdings of Messrs. Dorsey, Kearns and Kreloff, former executive officers of Predictive, have not been included in this number as they were not directors or executive officers of Predictive as of April 9, 2003 and we have no knowledge of their current holdings. Does not include options to purchase 2,937,844 shares which are not currently exercisable or exercisable within 60 days of April 9, 2003, but which are expected to accelerate and be vested in full immediately prior to the closing of the pending merger with International Network Services, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with BellSouth

   The Company provides network consulting services to BellSouth pursuant to a consulting services agreement negotiated by both parties in an arm's-length transaction. In 2002, revenues from BellSouth were approximately $7.3 million. William L. Smith, one of the Company's directors, is Chief Product Development and Technology Officer of BellSouth.

Relationship with Cisco Systems

   The Company provides network consulting services to Cisco Systems pursuant to a consulting services agreement negotiated by the parties in an arm's-length transaction. This agreement provides that if the Company gives more favorable rates to another client it will inform Cisco Systems and it will have the right to terminate this agreement. In 2002, revenues from Cisco were approximately $28,000. Inder Sidhu, one of the Company's directors, is the Vice President of Worldwide Sales Strategy at Cisco Systems. Additionally, Cisco Systems owns 1,242,000 shares of the Company's Common Stock.

Relationship with Science Application International Corporation

   The Company and SAIC provide network and security consulting services to each other pursuant to existing agreements negotiated by both parties in arm's-length transactions. In 2002, revenues from SAIC were approximately $153,000 and the Company incurred approximately $4,000 in costs from consulting services provided by SAIC. Additionally, the Company rents certain of its office space from SAIC. In 2002, the Company paid approximately
$1.1 million for such services and the rental of office space including the buyout of the real estate lease in August 2002. In addition, the Company and SAIC license certain of their respective intellectual property to the other. The Company believes that these transactions are on terms that are no less favorable than those that could be obtained from unaffiliated third parties. SAIC owns 5,240,275 shares of the Company's Common Stock.

   On April 10, 2003, the Company entered into an Asset Purchase Agreement with SAIC, whereby the Company agreed to sell to SAIC its Information Sharing and Analysis Centers and Open Source Intelligence services business in exchange for 4,192,220 shares of its common stock currently held by SAIC.

Consummation of the asset sale is subject to various conditions, including the receipt of certain third party consents.

Consulting Agreement with Meyer Capital Partners LLC

   In June 2002, the Company entered into a consulting agreement with Meyer Capital Partners LLC to provide certain consulting services to the Company in return for a consulting fee of $10,000 and 10,000 stock options per month. Eric Meyer, one of the Company's directors, is the managing member of Meyer Capital Partners LLC. In 2002, the Company granted Meyer Capital Partners LLC 50,000 options pursuant to the terms of the consulting agreement. For the year ended December 31, 2002, the Company recognized expense of approximately $63,000 for such services.

Employment Agreements

   The Company has entered into employment agreements with certain of its executive officers. Please see -- Executive Compensation -- Employment Agreements.

Loans to Officers

   In January of 2002, we made a loan to Rod Dorsey in the amount of $10,000 at an interest rate of 4.75% per annum. Mr. Dorsey resigned as Chief Financial Officer on May 13, 2002. The loan was paid in full in July 2002. There are no currently outstanding loans to Executive Officers.

Bonus Arrangements

   In connection with the Company's pending merger with INS, the Board considered the assistance of the Company's senior executives integral in entering into the merger agreement and deems the continued service of these senior executives necessary in order to complete the merger. To incentivize such executives, and other members of senior management, to assist the Company in effecting the merger, the Board has established a bonus program whereby the Company's senior executives and senior management will be entitled to certain payments upon the closing of the merger. The following table sets forth the aggregate amount to be set aside and paid pursuant to the bonus program:

Merger Consideration Per Share               Total Set Aside Under Bonus Program
------------------------------               -----------------------------------
Less than $0.35 ............................               $150,000
Between $0.35 and $0.374 ...................               $250,000
Between $0.375 and $0.399 ..................               $350,000
Equal to or greater than $0.40 .............               $450,000

   Andrew Zimmerman, our Chief Executive Officer, Neeraj Sethi, our Chief Financial Officer, Gary Papilsky, our General Counsel, Shirley Howell, our Executive Vice President of Operations and Edward Schwartz, our Executive Vice President - Global Integrity Services, are eligible to participate in the bonus program. Mr. Zimmerman, subject to Board approval, will determine the percentage each eligible senior executive or other member of senior management will receive of the total amount subject to the bonus program.

Option Grants

   In January 2003, we issued Shawn Kreloff and Berry Sethi 375,000 and 150,000 shares of restricted common stock, respectively, at a purchase price of $0.001 per share. In January 2003, we granted Mr. Sethi options to purchase 200,000 shares of Common Stock at a price of $0.30 per share. In September 2002, we granted Mr. Kreloff and Howard Morgan options to purchase 500,000 and 75,000 shares of Common Stock at prices of $0.21 and $0.26 per share, respectively.
In August 2002, we granted Shirley Howell, Neeraj Sethi, Gary Papilsky and Eamonn Kearns options to purchase 400,000, 457,500, 125,000 and 150,000 shares of Common Stock, respectively, at a price of $0.25 per share. In October 2002,we amended the exercise price of 1,500,000 of Andrew Zimmerman's options to provide for a $0.22 exercise price. For additional information regarding the grant of stock options to executive officers and directors, please see "Executive Compensation and Security Ownership of Certain
Beneficial Owners and Management."

Option Exchange Program

   In October 2002, the Company conducted an offer to exchange certain outstanding options to purchase shares of the Company's Common Stock held by eligible employees of the Company for new options to purchase shares of the Company's Common Stock (the "Offer to Exchange"). A total of 193 eligible employees participated in the Offer to Exchange. Subject to the terms and conditions of the Offer to Exchange, we cancelled options to purchase 4,085,860 shares of our common stock and granted new options to purchase 3,139,424 shares of our common stock, all with an exercise price of $0.22 per share, in exchange for the options tendered and accepted pursuant to the Offer to Exchange. Andrew Zimmerman, Shirley Howell, Neeraj Sethi, Eamonn Kearns and Gary Papilsky cancelled 500,000, 28,500, 12,500, 100,000 and 125,000 options, respectively, and were granted 500,000, 28,500, 12,500, 100,000 and 125,000 new options, respectively, with an exercise price of $0.22 per share through the Offer to Exchange.

General

   The Company has adopted a policy that all transactions with officers, directors, 5% stockholders and their affiliates be entered into only if they are approved by a majority of the disinterested independent directors, are on terms no less favorable to the Company than could be obtained from unaffiliated parties and are reasonably expected to benefit the Company.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 15 (c) is hereby amended in its entirety:

(c) Exhibits The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.                                  Description
-----------                                  -----------
 3.1(1)       Amended and Restated Certificate of Incorporation.
 3.2(2)       Amended and Restated By-laws.
 4.1(3)       Specimen common stock certificate.
 4.2          See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
              Certificate of Incorporation and Amended and Restated By-laws of the
              Registrant defining the rights of holders of Common Stock of the
              Registrant.
10.1(3)       1999 Stock Incentive Plan.
10.2(3)       1999 Employee Stock Purchase Plan.
10.3(4)       Synet Service Corporation 1996 Stock Option Plan.
10.4(5)       Global Integrity Corporation 1998 Stock Incentive Plan.
10.5++        Agreement, dated October 6, 2000, by and between the Registrant and
              BellSouth MNS, Inc.
10.7(4)       Amended and Restated Registration Rights Agreement, dated December 14,
              2000.
10.8+++       Professional Services Agreement, dated December 20, 2002, by and between the Registrant and Pfizer Inc.
10.9(6)       Agreement of Lease, dated September 25, 2001, by and between the
              Registrant and EBS Forty- Fourth Property Associates LLC.
10.10(7)      Employment Agreement, dated as of June 15, 2001, by and between the
              Registrant and Andrew Zimmerman.
10.11(8)      Employment Agreement, dated as of, by and between the Registrant and
              Neeraj Sethi.
10.12(9)      Employment Agreement, dated as of, by and between the Registrant and Gary
              Papilsky.
10.13(10)     Employment Agreement, dated as of, by and between the Registrant and
              Shirley Howell.
10.14(11)     Service Agreement, dated February 2, 2000, by and between the Registrant and Cisco systems, Inc.
10.15++       Professional Services Agreement, effective October 7, 2001, by and between the Registrant and Science Applications International Corporation
10.16(4)      Technical Services Agreement, dated November 17, 2000 by and between
              Science Applications International Corporation and Global Integrity
              Corporation.
10.17(4)      Assignment and Cross License Agreement, dated December 6, 2000 by and between Science Applications International Corporation and Global
              Integrity Corporation.
10.18(11)     Marketing Agreement, dated, August 2, 2001, by and between the Registrant and BellSouth Telecommunications, Inc.
10.19(3)      Investor's Rights Agreement, dated September 16, 1999, by and between
              Cisco Systems, Inc. and the Registrant.
10.20++       Professional Services Subcontract, dated May 14, 1999, by and between
              Cisco Systems, Inc. and the Registrant.
10.21(12)     Employment Agreement, dated as of, by and between the Registrant and
              Shawn Kreloff.
10.22(13)     Consulting Agreement, dated June 27, 2002, by and between the Registrant and Meyer Capital Partners LLC.
10.23(14)     Agreement and Plan of Merger, dated as of April 8, 2003, by and among
              International Network Services, Inc., Mid-West Acquisition Corporation
              the Registrant.
10.24(15)     Asset Purchase Agreement, dated as of April 10, 2003, by and among the
              Registrant, Global Integrity Corporation and Science Applications
              International Corporation.
21.1(16)      List of Subsidiaries.
23.1          Consent of Deloitte & Touche LLP.
24.1          Power of Attorney (see signature page of Form 10-K filed on March 31,
              2003)
99.1          Certification of Chief Executive Officer and Chief Financial Officer
              Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.

---------------
(1)   Incorporated by reference to Exhibit 3.2 of the Registrant's
      Registration Statement on Form S-1, No. 333-84045 (Registration
      Statement No. 333-84045).
(2) Incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-84045.
(3) Incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-84045.
(4) Incorporated by reference to the identically numbered exhibit of the Registrant's Annual Report on Form 10K for the period ending December 31, 2000.
(5) Incorporated by reference to Exhibit 10.3.1 of the Registrant's Annual Report on Form 10K for the period ending December 31, 2000.
(6) Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10Q for the period ending September 30, 2001.
(7) Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10Q for the period ending June 30, 2001.
(8) Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10Q for the period ending September 30, 2002.
(9) Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10Q for the period ending September 30, 2002.
(10) Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10Q for the period ending September 30, 2002.
(11) Incorporated by reference to the identically numbered exhibit of the Registrant's Annual Report on Form 10K for the period ending December 31, 2001.
(12) Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10Q for the period ending September 30, 2002.
(13) Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10Q for the period ending June 30, 2002.
(14) Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8K dated April 9, 2003.
(15) Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8K dated April 11, 2003.
(16) Incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10K filed on March 31, 2003.
+ Non-confidential portions of this Exhibit were filed as the identically numbered exhibit of Registration Statement No. 333-84045, which non-confidential portions are incorporated herein by reference. Confidential treatment was granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission.
++ Non-confidential portions of this Exhibit were filed as the identically numbered exhibit of the Registrants Annual Report on Form 10K for the period ending December 31, 2001, which non-confidential portions are incorporated herein by reference. Confidential treatment was granted for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission.
+++ Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, State of New York, on the 30th day of April, 2003.


                                 PREDICTIVE SYSTEMS, INC.

                                 By: /s/ ANDREW ZIMMERMAN
                                     -------------------------------------------
                                     Name: Andrew Zimmerman
                                     Title: Chief Executive Officer

   Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

                   Signature                      Title                                                                 Date
                   ---------                      -----                                                                 ----
             /s/ ANDREW ZIMMERMAN                 Chief Executive Officer and Director                             April 30, 2003
----------------------------------------------    (principal executive officer)
               Andrew Zimmerman

               /s/ NEERAJ SETHI                   Chief Financial Officer                                          April 30, 2003
----------------------------------------------    (principal financial and accounting officer)
                 Neeraj Sethi

             /s/ PETER L. BLOOM *                 Director                                                         April 30, 2003
----------------------------------------------
                Peter L. Bloom

               /s/ ERIC MEYER *                   Director                                                         April 30, 2003
----------------------------------------------
                  Eric Meyer

            /s/ HOWARD L. MORGAN *                Director                                                         April 30, 2003
----------------------------------------------
               Howard L. Morgan

               /s/ INDER SIDHU *                  Director                                                         April 30, 2003
----------------------------------------------
                  Inder Sidhu

            /s/ WILLIAM L. SMITH *                Director                                                         April 30, 2003
----------------------------------------------
               William L. Smith

            /s/ WILLIAM W. WYMAN *                Chairman of the Board and Director                               April 30, 2003
----------------------------------------------
               William W. Wyman


---------------
*   by Andrew Zimmerman, attorney in fact.

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


Date: April 30, 2003

/s/ ANDREW ZIMMERMAN
--------------------
Andrew Zimmerman
Chief Executive Officer

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


Date: April 30, 2003

/s/ NEERAJ SETHI
----------------
Neeraj Sethi
Chief Financial Officer