Form 10-Q
period 2003-03-31
PREDICTIVE SYSTEMS INC
filed 2003-05-15
CIK 727489

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING March 31, 2003.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

         ____________________ TO ____________________.

                       COMMISSION FILE NUMBER: 000-30422

                            PREDICTIVE SYSTEMS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



             DELAWARE                                 13-3808483
----------------------------------     ---------------------------------------
  (State or other Jurisdiction of      (I.R.S. Employer Identification Number)
   Incorporation or Organization)


                         19 WEST 44TH STREET, 9th Floor
                            NEW YORK, NEW YORK 10036
                                 (212) 659-3400
              (Address, including zip code, and telephone number,
                      including area code, of Registrant's
                          principal executive offices)
                           http://www.predictive.com
                           -------------------------
                               (Registrant's URL)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


As of May 12, 2003, there were 38,099,978 shares of the registrant's common stock, $.001 par value per share, outstanding.

                                      INDEX

                            PREDICTIVE SYSTEMS, INC.



                                                                                 Page
                                                                                 ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of March 31, 2003
                  (unaudited) and December 31, 2002 ........................      1

                  Consolidated Statements of Operations for the three
                  months ended March 31, 2003 (unaudited) and 2002
                  (unaudited)...............................................      2

                  Consolidated Statements of Cash Flows for the three months ended March 31, 2003 (unaudited) and 2002
                  (unaudited)...............................................      3

                  Notes to Consolidated Financial Statements (unaudited) ...      4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS .....................     11

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK ....................................................     25

         ITEM 4.  CONTROLS AND PROCEDURES...................................     25


PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS ........................................     26

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ................     26

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..........................     26

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......     26

         ITEM 5.  OTHER INFORMATION ........................................     26

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .........................     26

         ITEM 7.  SIGNATURES ...............................................     28

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            PREDICTIVE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                        March 31, 2003    December 31, 2002
                                                                                        --------------    -----------------
                                                                                           (unaudited)

                  ASSETS

Current assets
        Cash and cash equivalents                                                       $  17,630,779       $  19,464,669
        Restricted cash                                                                       849,710           1,364,781
        Accounts receivable - net of allowance for
             doubtful accounts of $1,224,389 and $1,722,078, respectively                   3,617,047           3,805,602
        Related party receivables                                                             242,814             548,704
        Unbilled revenues                                                                   1,648,569           1,922,870
        Work in process - hardware and software                                                    --             237,984
        Receivables from employees and stockholders                                            21,174              14,793
        Refundable income taxes                                                               218,540             282,913
        Prepaid expenses and other current assets                                             964,858           1,654,809
                                                                                        -------------       -------------

             Total current assets                                                          25,193,491          29,297,125

Property and equipment - net of accumulated
        depreciation and amortization of $583,641 and $722,118, respectively                  299,726             306,343

Goodwill                                                                                    1,669,801           1,669,801

Restricted cash                                                                               504,000             504,000

Other assets                                                                                  445,850             432,678
                                                                                        -------------       -------------

                       Total assets                                                     $  28,112,868       $  32,209,947
                                                                                        =============       =============





                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Accounts payable                                                                $     920,269       $     619,842
        Accrued expenses and other current liabilities                                      3,053,561           5,579,670
        Deferred revenue                                                                      726,346           1,373,691
        Current portion of capital lease obligations                                           42,901              48,969
                                                                                        -------------       -------------

             Total current liabilities                                                      4,743,077           7,622,172
                                                                                        -------------       -------------

Noncurrent liabilities
        Capital lease obligations                                                                  --               8,610
        Deferred rent                                                                         118,674             113,344
                                                                                        -------------       -------------

             Total noncurrent liabilities                                                     118,674             121,954
                                                                                        -------------       -------------

             Total liabilities                                                              4,861,751           7,744,126
                                                                                        -------------       -------------

Commitments and contingencies

Stockholders' equity
        Common stock, $.001 par value, 200,000,000 shares authorized,
             38,171,687 and 37,633,856 shares issued and outstanding, respectively             38,172              37,634
        Additional paid-in capital                                                        230,822,618         230,560,837
        Deferred compensation                                                                (166,883)            (14,238)
        Accumulated deficit                                                              (207,673,085)       (206,316,789)
        Accumulated other comprehensive income                                                230,295             198,377
                                                                                        -------------       -------------

             Total stockholders' equity                                                    23,251,117          24,465,821
                                                                                        -------------       -------------

                       Total liabilities and stockholders' equity                       $  28,112,868       $  32,209,947
                                                                                        =============       =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PREDICTIVE SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                              Three Months Ended March 31,
                                                                           -------------------------------
                                                                                2003               2002
                                                                           ------------       ------------
Revenues:
        Professional services                                              $  7,474,692       $ 14,105,923
        Reimbursed expenses                                                     159,262            401,161
        Hardware and software sales                                             629,096            523,483
                                                                           ------------       ------------

             Total revenues                                                   8,263,050         15,030,567
                                                                           ------------       ------------

Costs of revenues (excluding noncash compensation
  expense of $21,777 and $18,814, respectively)
        Professional services                                                 4,889,311         10,171,336
        Reimbursed expenses                                                     159,262            401,161
        Hardware and software                                                   416,280            493,159
                                                                           ------------       ------------

             Total cost of revenues                                           5,464,853         11,065,656
                                                                           ------------       ------------

             Gross profit                                                     2,798,197          3,964,911
                                                                           ------------       ------------


Sales and marketing (excluding noncash charges for stock-based
  compensation and services of $18,723 and $3,618, respectively)              1,034,687          2,742,051
General and administrative (excluding noncash charges for stock-based
  compensation and services of $65,824 and $13,187, respectively)             2,674,271          6,441,038
Depreciation and amortization                                                    62,310            774,402
Intangibles amortization                                                             --            980,250
Restructuring and other charges                                                 324,270            933,502
Noncash charges for stock-based compensation and services                       106,324             35,619
                                                                           ------------       ------------

             Total operating expenses                                         4,201,862         11,906,862
                                                                           ------------       ------------

             Operating loss                                                  (1,403,665)        (7,941,951)

Other income (expense):
        Interest income                                                          53,782            148,834
        Other expense, net                                                       (2,339)          (445,568)
        Interest expense                                                         (4,074)           (13,586)
                                                                           ------------       ------------

Loss before cumulative effect of change in
  accounting principle                                                       (1,356,296)        (8,252,271)

Cumulative effect of change in accounting principle                                  --        (23,307,626)
                                                                           ------------       ------------

Net loss                                                                   $ (1,356,296)      $(31,559,897)
                                                                           ============       ============

Basic and diluted loss per common share before
  cumulative effect of change in accounting principle                      $      (0.04)      $      (0.22)
Cumulative effect of change in accounting principle                                  --              (0.63)
                                                                           ------------       ------------
Basic and diluted net loss per common share                                $      (0.04)      $      (0.85)
                                                                           ============       ============

Basic and diluted weighted average common
  shares outstanding                                                         38,147,677         36,980,895
                                                                           ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PREDICTIVE SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Three Months Ended March 31,
                                                                                   -------------------------------
                                                                                       2003               2002
                                                                                   ------------       ------------
Cash flows from operating activities:
           Net loss                                                                $ (1,356,296)      $(31,559,897)

Adjustments to reconcile net loss to net cash used in operating activities:
           Noncash charges for stock-based compensation and services                    106,324             35,619
           Depreciation and amortization                                                 62,310          1,754,652
           Cumulative effect of change in accounting principle                               --         23,307,626
           Decrease (increase) in -
                Restricted cash                                                         515,070           (554,657)
                Accounts receivable                                                     494,445            654,553
                Unbilled revenues                                                       274,300           (570,647)
                Advances under system integrator agreement                                   --            465,750
                Refundable income taxes                                                  64,373            (31,181)
                Prepaid expenses and other current assets                               927,936            428,035
                Other assets                                                            (13,180)          (228,457)
           Increase (decrease) in -
                Accounts payable                                                        300,427         (1,452,486)
                Accrued expenses and other current liabilities                       (2,526,100)        (2,110,608)
                Deferred revenue                                                       (647,344)           104,057
                Deferred rent and other long-term liabilities                             5,330             34,829
                                                                                   ------------       ------------

                     Net cash used in operating activities                           (1,792,405)        (9,722,812)
                                                                                   ------------       ------------

Cash flows from investing activities:
           Purchase of marketable securities, net                                            --             (1,343)
           Loans to employees, net                                                       (6,381)           (12,802)
           Purchase of property and equipment, net                                      (55,693)          (491,510)
                                                                                   ------------       ------------

                     Net cash used in investing activities                              (62,074)          (505,655)
                                                                                   ------------       ------------

Cash flows from financing activities:
           Proceeds from issuance of restricted stock to officers                           525                 --
           Principal payments on capital lease obligations                              (14,677)           (21,532)
           Proceeds from exercise of stock options                                        2,823            738,916
                                                                                   ------------       ------------

                     Net cash (used in) provided by financing activities                (11,329)           717,384
                                                                                   ------------       ------------

           Effects of exchange rates                                                     31,918            392,670
                                                                                   ------------       ------------

Net decrease in cash and cash equivalents                                            (1,833,890)        (9,118,413)

Cash and cash equivalents  - beginning of period                                     19,464,669         41,277,867
                                                                                   ------------       ------------

Cash and cash equivalents  - end of period                                         $ 17,630,779       $ 32,159,454
                                                                                   ============       ============

      Supplemental disclosures of cash flow information:

           Cash paid during the period for:
                     Interest                                                      $      4,074       $     13,586
                                                                                   ============       ============

                     Taxes                                                         $     28,517       $     33,098
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

                            PREDICTIVE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) BASIS OF PRESENTATION

Interim Financial Statements

The consolidated financial statements and accompanying financial information as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which Predictive Systems, Inc. (the "Company" or "Predictive") considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. The financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company's financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2002. Results for interim periods are not necessarily indicative of results for the entire year.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company adopted this pronouncement as of January 1, 2003, the effect of which was not material to its consolidated results of operations or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). This statement eliminates the automatic classification of gain or loss on an extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company adopted this pronouncement as of January 1, 2003, the effect of which was not material to its consolidated results of operations or financial position.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 will supersede EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted this pronouncement effective January 1, 2003. The adoption of this pronouncement did not have a material impact on the Company's consolidated results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided information regarding commitments and contingencies relating to guarantees in Note 11. The Company adopted the initial recognition and measurement provisions of this Interpretation January 1, 2003. The adoption of these provisions did not have a material impact on the Company's consolidated results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 amends Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", to the fair value recognition provisions under SFAS
123. The Company adopted the recognition provisions of SFAS 123 as of January 1, 2002 pursuant to the prospective method of adoption required by SFAS 123. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro forma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. The Company has adopted the annual disclosure provisions of SFAS 148. The adoption of SFAS 148 did not have a significant impact on the Company's consolidated results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. All provisions of SFAS 149 should be applied prospectively. The adoption of SFAS 149 will not have a significant impact on the Company's consolidated results of operations or financial position.

Stock-Based Compensation

In October 2002, the Company adopted the fair value provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, the Company was required to apply the fair value method of accounting to all equity instruments issued to employees on or after January 1, 2002. The fair value method is not applied to stock option awards granted in fiscal years prior to 2002. Such awards will continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent that prior years' awards were or are modified subsequent to January 1, 2002. Therefore, the cost related to stock-based employee compensation included in the determination of the net loss for the three months ended March 31, 2003 and 2002 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since their date of grant. The following table illustrates the effect on net loss and net loss per common share if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                               Three Months Ended March 31,
                                                            -------------------------------
                                                                2003               2002
                                                            ------------       ------------
Net loss - as reported                                      $ (1,356,296)      $(31,559,897)
Add:  Stock-based employee
  compensation expense included
  in reported net loss, net of related
  tax effects                                                    106,324             35,619
Deduct:  Total stock-based employee
  compensation expense determined
  under fair-value-based method
  for all awards, net of related tax effects                    (283,643)        (2,248,368)
                                                            ------------       ------------

Net loss - proforma                                         $ (1,533,615)      $(33,772,646)
                                                            ============       ============

Basic and diluted net loss per common share - as
reported                                                    $      (0.04)      $      (0.85)
                                                            ============       ============

Basic and diluted net loss per common share - proforma      $      (0.04)      $      (0.91)
                                                            ============       ============

(3) NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are anti-dilutive.


Potential common shares of 8,853,221 and 11,308,784 representing outstanding options as of March 31, 2003 and 2002, respectively, were not considered in the calculation of diluted net loss per common share for the respective three month period ended March 31, 2003 and 2002 as the effect would be anti-dilutive.

(4) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three months ended March 31, 2003 and 2002 are as follows:

                                                   Three Months Ended
                                                        March 31,
                                             -------------------------------
                                                 2003               2002
                                             ------------       ------------
                                                       (unaudited)

Net loss                                     $ (1,356,296)      $(31,559,897)
Unrealized loss on investments                         --             (1,343)
Foreign currency translation adjustment            31,918            392,670
                                             ------------       ------------
Comprehensive loss                           $ (1,324,378)      $(31,168,570)
                                             ============       ============

(5) BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company's clients are primarily concentrated in the United States. The Company generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. For the three months ended March 31, 2003, the Company reversed bad debt expense of $350,000 based on the Company's collection of certain receivables whose collection had been considered doubtful due to their age.

For the three months ended March 31, 2003 and 2002, approximately 6.7% and 15.4% of revenues before reimbursed expenses, respectively, were from BellSouth who is a related party (Note 7). Pfizer accounted for approximately 19.1% and 12.3% of revenues before reimbursed expenses for the three months ended March 31, 2003 and 2002, respectively. There were no other customers that accounted for more than 10% of revenues before reimbursed expenses for the three months ended March 31, 2003 and 2002. The amounts due from BellSouth at March 31, 2003 and December 31, 2002 were $214,087 and $524,977, respectively. The amounts due from Pfizer at March 31, 2003 and December 31, 2002 were $183,299 and $341,832, respectively. For the three months ended March 31, 2003 and 2002, the Company's five largest customers accounted for approximately 47.7% and 43.3% of revenues before reimbursed expenses, respectively.

(6) GOODWILL AND INTANGIBLE ASSETS

On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that upon adoption, amortization of goodwill and indefinite lived intangible assets cease, and instead, the carrying value of goodwill and indefinite lived intangible assets be evaluated for impairment on at least an annual basis. SFAS 142 also requires the goodwill of each reporting unit to be tested for impairment as of the beginning of the fiscal year in which this statement is initially applied. The Company's reporting units utilized for evaluating the recoverability of goodwill are the same as its operating segments. The Company evaluated goodwill and its tradename intangible asset for impairment as of January 1, 2002 and determined that an impairment of $23,307,626 existed at that date. This impairment charge has been reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the three months ended March 31, 2002. An independent third party valuation specialist using a combined income and market approach determined the fair value of the Company's reporting units. The impairment charge resulted from a continued decline in the Company's revenues and a reduction in the expected future cash flows to be generated from operations.

There were no changes in the carrying value of goodwill during the three months ended March 31, 2003.

The aggregate amortization expense for intangible assets was $980,250 for the three months ended March 31, 2002.


(7) RELATED PARTIES

In June 2002, the Company entered into a consulting agreement with Meyer Capital Partners LLC to assist management of the Company in the analysis, valuation and screening process of potential merger and/or acquisition opportunities. A director of the Company is the managing member of Meyer Capital Partners LLC. In 2003, the Company granted Meyer Capital Partners LLC options to purchase 40,000 shares of the Company's common stock pursuant to the terms of the consulting agreement. The fair value of these options has been recorded as consulting expense during 2003. For the three months ended March 31, 2003, the Company recognized expense of $30,000 for consulting services. As of March 31, 2003 and December 31, 2002, the amount due to Meyer Capital Partners LLC was $10,000. Such amount is included in accounts payable and accrued expenses and other current liabilities, respectively.

The Company provides network consulting services to Cisco Systems, Inc. ("Cisco") pursuant to a consulting services agreement. This agreement provides that if the Company gives more favorable rates to another client it will inform Cisco and Cisco will have the right to terminate this agreement. One of the Company's directors is also an officer of Cisco. Additionally, in September 1999, the Company sold 1,242,000 shares of common stock to Cisco for $12.00 per share. For the three months ended March 31, 2002, the Company recognized revenues of approximately $15,000 from services performed for Cisco. For the three months ended March 31, 2003 no revenues were recognized from services performed for Cisco. As of March 31, 2003 and December 31, 2002, amounts due from Cisco were $5,447 and $447, respectively. Such amounts are included in related party receivables.

The Company provides network consulting services to BellSouth Corporation ("BellSouth") pursuant to a consulting services agreement. One of the Company's directors is also an officer of BellSouth. For the three months ended March 31, 2003 and 2002, the Company recognized revenues of approximately $544,000 and $2,263,000, respectively, from services performed for BellSouth. As of March 31, 2003 and December 31, 2002, amounts due from BellSouth were $214,087 and $524,977, respectively. Such amounts are included in related party receivables.

The Company and Science Applications International Corporation ("SAIC") provide network and security consulting services to each other pursuant to existing agreements. For the three months ended March 31, 2003 and 2002, revenues from SAIC were approximately $2,000 and $77,000, respectively. For the three months ended March 31, 2002, the Company purchased approximately $4,000 in consulting services from SAIC. There were no purchases of consulting services from SAIC for the three months ended March 31, 2003. Additionally, SAIC provided the Company with various services relating to alarm, telecommunications and IT support functions and the Company rented certain of its office space from SAIC. For the three months ended March 31, 2002, the Company paid approximately $272,000 for such services and the rental of office space. Of the amounts paid for the three months ended March 31, 2002, approximately $175,000 was expensed. The remaining amounts paid in 2002 were accrued in 2001 in connection with the Company's acquisition plan. There were no amounts paid or expensed for the three months ended March 31, 2003. In addition, the Company and SAIC license certain of their respective intellectual property to the other. As of March 31, 2003 and December 31, 2002, amounts due from SAIC were $23,280. Such amount is included in related party receivables. On April 10, 2003, the Company agreed to sell certain business units to SAIC (See Note 12).

Receivables from employees and stockholders represent short term lending to such parties entered into in the normal course of business.

(8) STOCKHOLDERS' EQUITY

Pursuant to the terms of their employment agreements, in January 2003, the Company issued to two executives of the Company 375,000 and 150,000 shares of restricted stock (the "Restricted Stock"), respectively, at a price of $0.001 per share. The Restricted Stock was issued under the terms and conditions set forth in the 1999 Plan and a stock purchase agreement, and is subject to a repurchase right by the Company at the per share purchase price paid by the executive, which repurchase right shall lapse as to 25% of the Restricted Stock on the first anniversary of January 2, 2003, and in thirty-six equal monthly installments thereafter as long as the executive is employed by the Company. The repurchase rights lapse in full in the event of a change in control of the Company in which the 1999 Plan is not assumed by the acquirer. During the three months ended March 31, 2003, the Company recognized compensation expense of $11,125 and at March 31, 2003 has recorded deferred compensation of $166,883 related to these restricted stock issuances.


(9) RESTRUCTURING AND OTHER CHARGES

In December 2001, the Company formed a strategic alliance with an unaffiliated third party (the "Alliance Partner") to outsource the monitoring services provided by its Managed Security Services division. As a result of this alliance, the Company established a restructuring plan that included the following: (1) a reduction of the Company's workforce; (2) the write-off of equipment and software development costs associated with the Company's security operations center which was no longer needed as a result of the outsourcing; and
(3) nonrecoverable costs incurred to convert clients to the Alliance Partner.

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

In December 2002, the Company's subsidiary in Germany, Predictive AG, filed for bankruptcy resulting in the termination of the German operations. As a result, the Company recorded a restructuring charge equal to the net assets of Predictive AG in the amount of $284,266 and recorded an additional $25,000 in legal costs associated with the bankruptcy. As of March 31, 2003 and December 31, 2002, restructuring charges of $25,000 in connection with the Predictive AG bankruptcy remained unpaid and are included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

In January 2003, the Company's management foresaw the need to continue to lower the operating costs of the business given continuing difficult market conditions. Therefore, the Company has established a 2003 restructuring plan for a further reduction in its workforce for both domestic and international operations related to the professional consultant employees that had been underutilized for several months.

For the three months ended March 31, 2003, the Company recorded restructuring charges of $333,821 in connection with its 2003 restructuring plan and $26,000 in connection with its 2002 restructuring plan. Such charges pertained to severance benefits and other related expenses for a reduction in headcount of 46 employees. These charges were offset by a reduction to previously accrued exit costs in the amount of $35,551 resulting from the favorable settlement of a leased domestic office. For the three months ended March 31, 2002, the Company recorded restructuring charges of $933,502 in connection with its 2002 restructuring plan. Such charges consisted of $818,717 in severance benefits and other related expenses for a reduction in headcount of 47 employees and $264,785 in exit costs related to real estate and electronic equipment for the closing of domestic offices. These charges were offset by $150,000 received from the disposition of equipment previously written-off in connection with the outsourcing of the Company's monitoring division. These charges have been reflected as operating expenses of the Company. As of March 31, 2003 and December 31, 2002, restructuring charges, exclusive of the charges recorded in connection with the Predictive AG bankruptcy, of $1,057,585 and $2,488,767, respectively, remained unpaid in connection with the Company's restructuring activities and are included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet. The restructuring charges recorded in connection with the 2003 restructuring plan were recognized as incurred in accordance with the provisions of SFAS 146 whereas the restructuring charges recorded in connection with the 2002 restructuring plan and the outsourcing of the Company's monitoring division were recognized at the date of commitment to an exit or disposal plan in accordance with EITF No. 94-3.

A summary of the restructuring and other charges for the three months ended March 31, 2003 and 2002 is as follows:


                                         Balance as         Restructuring                         Balance as
                                         of 12/31/02           Expense            Cash            of 3/31/03
                                       ---------------------------------------------------------------------
Severance and other related costs          $   582,993        $  359,821      $   747,554       $   195,260
Exit costs                                   1,905,774          (35,551)        1,007,898           862,325
Predictive AG bankruptcy                        25,000               ---              ---            25,000
                                       ---------------------------------------------------------------------
                                           $ 2,513,767        $  324,270      $ 1,755,452       $ 1,082,585
                                       =====================================================================

                                            Balance as        Restructuring                      Balance as
                                           of 12/31/01           Expense             Cash        of 3/31/02
                                       ---------------------------------------------------------------------
Severance and other related costs          $    17,320        $  818,717      $   118,385       $   717,652
Exit costs                                   1,115,996           264,785          839,544           541,237
Outsourcing monitoring services                722,224          (150,000)         186,439           385,785
                                       ---------------------------------------------------------------------
                                           $ 1,855,540        $  933,502      $ 1,144,368       $ 1,644,674
                                       =====================================================================


(10) INDUSTRY SEGMENT INFORMATION

The Company's reportable segments are US Consulting, International Consulting, and Managed Security Services. Revenues and cash flows in the US Consulting and International Consulting segments are generated by providing the following services: network design and engineering, network and systems management, integrated customer service, performance management, information security, and business integration services. Revenues and cash flows in the Managed Security Services segment are generated by providing the following services: response, threat advisory through Information Sharing and Analysis Centers, remote monitoring and management of firewalls, and providing of Open Source Intelligence programs.

The accounting policies for the segments are the same as those described in the "Summary of Significant Accounting Policies," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company evaluates the performance of its segments based on their operating income (loss), which represents segment revenues less direct costs of operation, excluding the allocation of corporate expenses. Identifiable assets of the operating segments principally consist of net accounts receivable, unbilled revenues and work-in-process hardware and software. Accounts receivable and unbilled revenues for US Consulting and Managed Security Services are managed on a combined basis. All other identifiable assets not attributable to industry segments are included in corporate assets. The Company does not track expenditures for property and equipment on a segment basis. The table below presents information on the revenues and operating income (loss) for each segment for the three months ended March 31, 2003 and 2002, and items which reconcile segment operating income
(loss) to the Company's reported loss before cumulative effect of change in accounting principle.

                                                  Three Months Ended March 31,
                                               -------------------------------
                                                    2003               2002
                                               ------------       ------------
Revenues:
        US Consulting                          $  6,318,301       $ 10,865,134
        International Consulting                  1,277,449          2,214,234
        Managed Security Services                   667,300          1,951,199
                                               ------------       ------------
        Total revenues                            8,263,050         15,030,567
                                               ------------       ------------

Operating income (loss):
        US Consulting                             1,276,078           (111,191)
        International Consulting                    219,411            (62,846)
        Managed Security Services                   252,404             11,936
                                               ------------       ------------
        Total operating income (loss)             1,747,893           (162,101)
                                               ------------       ------------

Corporate expenses:

        Sales and marketing                        (434,395)          (321,970)
        General and administrative               (2,224,259)        (4,734,107)
        Depreciation and amortization               (62,310)          (774,402)
        Intangibles amortization                         --           (980,250)
        Restructuring and other charges            (324,270)          (933,502)
        Noncash charges for stock-based
          compensation and services                (106,324)           (35,619)
        Interest income                              53,782            148,834
        Other expense, net                           (2,339)          (445,568)
        Interest expense                             (4,074)           (13,586)
                                               ------------       ------------
        Total corporate expenses                 (3,104,189)        (8,090,170)
                                               ------------       ------------

Loss before cumulative effect of change
  in accounting principle                      $ (1,356,296)      $ (8,252,271)
                                               ============       ============

The table below presents information on the revenues for our geographic locations for the three months ended March 31, 2003 and 2002:


                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                     2003               2002
                                                  -----------        -----------
Revenues:
        North America                             $ 6,985,601        $12,816,333
        Europe                                      1,277,449          2,214,234
                                                  -----------        -----------
        Total revenues                            $ 8,263,050        $15,030,567
                                                  ===========        ===========

(11) COMMITMENTS AND CONTINGENCIES

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

In February 2003, Brian Mulvey, a former employee of the Company, and his wife Nancy Mulvey, filed a lawsuit in the Superior Court of New Jersey against the Company and four of its managers. The Mulveys have alleged that during Brian Mulvey's employment with the Company, he was subjected to age discrimination, sexual harassment and other such conduct. Nancy Mulvey is Brian's Mulvey's wife, but was never employed with the Company. Plaintiffs seek an unspecified amount of compensatory damages, emotional distress damages, punitive damages, attorneys' fees and costs. The Company denies the allegations of the complaint and plans to vigorously defend the case.

On or about November 13, 2002, ICG Communications filed a claim against the Company in the Federal Bankruptcy Court alleging that approximately $4.3 million in payments that the Company received from ICG within the 90 days preceding ICG's bankruptcy filing were voidable as preferential transfers under section 547 of the United States Bankruptcy Code. The Company and ICG reached an agreement to settle this claim for $350,000 in March 2003. This agreement is subject to bankruptcy court approval.

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

The Company is required under the terms of certain lease agreements to provide letters of credit. The credit facility agreement used to provide these financial guarantees places restrictions on the Company's cash and cash equivalents. Cash of $835,275 and $1,350,346, respectively, at March 31, 2003 and December 31, 2002 was pledged as collateral under this agreement. In August 2002, the Company was required under the terms of a customer contract to provide a letter of credit for the value of services to be performed. The credit facility agreement used to provide this financial guarantee places restrictions on the Company's cash and cash equivalents until the services are rendered to the customer. The services are expected to be fully rendered by June 30, 2003. Cash of $518,435 as of March 31, 2003 and December 31, 2002 was pledged as collateral under this agreement.

(12) SUBSEQUENT EVENTS

On April 9, 2003, the Company and International Network Services Inc. ("INS"), a leading provider of global network consulting and security services, announced a definitive agreement under which INS will acquire the Company. Pursuant to the terms of the agreement and pending shareholder approval, a wholly-owned subsidiary of INS will merge with and into the Company. The Company will continue operations as a wholly-owned subsidiary of INS. The total cash consideration is expected to be $19,186,700. The $19,186,700 aggregate consideration will be increased if and to the extent the Company's net assets at closing determined in accordance with the merger agreement exceed the estimate of net assets at closing as set forth in the merger agreement by more than $1,250,000, and will be decreased if and to the extent the Company's net assets at closing determined in accordance with the merger agreement are less than the estimate of net assets at closing as set forth in the merger agreement by more than $1,250,000. The estimate of net assets at closing set forth in the merger agreement is $15,386,700. Pursuant to the merger agreement, certain proposed actions regarding the Company's operations require the prior written consent of INS. The merger agreement also requires that the Company pay INS a fee of $600,000 should the merger agreement be terminated under certain circumstances.

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

OVERVIEW

On April 9, 2003, we announced a definitive agreement under which International Network Services Inc. ("INS"), a leading provider of global network consulting and security services, will acquire us. Pursuant to the terms of the agreement and pending shareholder approval, a wholly-owned subsidiary of INS will merge with and into us. We will continue operations as a wholly-owned subsidiary of INS. The total cash consideration is expected to be $19,186,700. The $19,186,700 aggregate consideration will be increased if and to the extent our net assets at closing determined in accordance with the merger agreement exceed the estimate of net assets at closing as set forth in the merger agreement by more than $1,250,000, and will be decreased if and to the extent our net assets at closing determined in accordance with the merger agreement are less than the estimate of net assets at closing as set forth in the merger agreement by more than $1,250,000. The estimate of net assets at closing set forth in the merger agreement is $15,386,700. Pursuant to the merger agreement, certain proposed actions regarding our operations require the prior written consent of INS. The merger agreement also requires that we pay INS a fee of $600,000 should the merger agreement be terminated under certain circumstances.

On April 10, 2003, we entered into an Asset Purchase Agreement with Science Applications International Corporation ("SAIC"), whereby we agreed to sell to SAIC our Information Sharing and Analysis Centers and Open Source Intelligence services business in exchange for 4,192,220 shares of our common stock currently held by SAIC. Consummation of the asset sale is subject to various conditions, including the receipt of certain third party consents.

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

In December 2001, we formed a strategic alliance with an unaffiliated third party (the "Alliance Partner") to outsource the monitoring services provided by our Managed Security Services division. As a result of this alliance, we established a restructuring plan that included the following: (1) a reduction of our workforce; (2) the write-off of equipment and software development costs associated with our security operations center which was no longer needed as a result of the outsourcing; and (3) nonrecoverable costs incurred to convert clients to the Alliance Partner.

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

In December 2002, our subsidiary in Germany, Predictive AG, filed for bankruptcy resulting in the termination of the German operations. As a result, we recorded a restructuring charge equal to the net assets of Predictive AG in the amount of $284,266 and recorded an additional $25,000 in legal costs associated with the bankruptcy.

In January 2003, our management foresaw the need to continue to lower the operating costs of the business given continuing difficult market conditions. Therefore, we established a 2003 restructuring plan for a further reduction in our workforce for both domestic and international operations related to the professional consultant employees that had been underutilized for several months.

For the three months ended March 31, 2003, we recorded restructuring charges of $333,821 in connection with our 2003 restructuring plan and $26,000 in connection with our 2002 restructuring plan. Such charges pertained to severance benefits and other related expenses for a reduction in headcount of 46 employees. These charges were offset by a reduction to previously accrued exit costs in the amount of $35,551 resulting from the favorable settlement of a leased domestic office. For the three months ended March 31, 2002, we recorded restructuring charges of $933,502 in connection with our 2002 restructuring plan. Such charges consisted of $818,717 in severance benefits and other related expenses for a reduction in headcount of 47 employees and $264,785 in exit costs related to real estate and electronic equipment for the closing of domestic offices. These charges were offset by $150,000 received from the disposition of equipment previously written-off in connection with the outsourcing of our monitoring division. The restructuring charges recorded in connection with the 2003 restructuring plan were recognized as incurred in accordance with the provisions of SFAS 146 whereas the restructuring charges recorded in connection with the 2002 restructuring plan and the outsourcing of our monitoring division were recognized at the date of commitment to an exit or disposal plan in accordance with EITF No. 94-3.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies and estimates are:

         o        Revenue recognition

         o Valuation of goodwill, intangible assets and other long-lived assets

         o        Stock-based compensation

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

Goodwill and Indefinite Lived Intangibles: Goodwill consists of the excess purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite lived intangibles consist of our tradename intangible. The carrying value of goodwill and indefinite lived intangibles are evaluated for impairment on an annual basis. We also review goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that their carrying amount may be impaired. If the carrying value of goodwill exceeds its implied value an impairment loss is recognized for an amount equal to the excess of the carrying value over the implied value. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Our reporting units utilized for evaluating the recoverability of goodwill and the indefinite lived intangibles are the same as our operating segments. Upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), we evaluated goodwill and our tradename intangible for impairment as required by that statement and determined that an impairment of $23.3 million existed at January 1, 2002. This impairment has been recorded in the financial statements as a cumulative effect of a change in accounting principle during the period ended March 31, 2002. An independent third party valuation specialist using a combination income and market approach determined the estimated fair value of our reporting units and our tradename intangible at January 1, 2002.

Long-Lived Assets: Long-lived assets, including finite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset group is not recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset group exceeds its fair value. There were no impairment charges recorded for the three months ended March 31, 2003 and 2002.

Stock-Based Compensation: In October 2002, we adopted the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Prior to the adoption of SFAS 123, we accounted for our stock-based compensation arrangements with our employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and complied with the disclosure provisions of SFAS 123. SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, we are required to apply the fair value method of accounting to all option grants issued or modified on or after January 1, 2002. The fair value method will not be applied to stock option awards granted in fiscal years prior to 2002. Such awards will continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent that prior years' awards are modified subsequent to January 1, 2002. The Black-Scholes option-pricing model is used to determine the estimated fair value of stock options issued and modified. The use of this model requires management to make certain estimates for values of variables used by the model. Management estimates the values for stock price volatility, the expected life of the equity instruments and the risk free rate based on information that is available at the time the Black-Scholes option-pricing calculations are performed.

Income Taxes: Operating losses in prior periods have generated significant state and federal tax net operating losses, or NOL carryforwards. Generally accepted accounting principles in the United States of America require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. Due to our history of unprofitable operations and our expected losses for the foreseeable future, we have recorded a valuation allowance equal to 100% of these deferred tax assets. It is possible, however, that we could be profitable in the future at levels which would cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

REVENUES. Our principal source of revenues is fees from professional services. Total revenues decreased 45.0% to $8.3 million for the three months ended March 31, 2003 from $15.0 million for the three months ended March 31, 2002. Revenues from professional services decreased 47.0% to $7.5 million for the three months ended March 31, 2003 from $14.1 million for the three months ended March 31, 2002. This decrease was primarily due to difficult market conditions affecting the technology industry in general and the telecommunications and enterprise sector in particular. These sectors are experiencing a drastic downturn and that downturn has adversely impacted our ability to secure new business. Reimbursed expenses decreased 60.3% to $159,000 for the three months ended March 31, 2003 from $401,000 for the three months ended March 31, 2002. This decrease was primarily attributable to the nature of the customer contracts in addition to the overall decline in professional services revenues. Revenues from hardware and software sales increased 20.2% to $629,000 for the three months ended March 31, 2003 from $523,000 for the three months ended March 31, 2002. This increase was primarily due to one contract where the client requested us to supply all hardware and software associated with a professional services project that commenced in June 2002. For the three months ended March 31, 2003 and 2002, approximately 6.7% and 15.4%, respectively, of revenues before reimbursed expenses were from Bell South who is a related party. Pfizer accounted for approximately 19.1% and 12.3%, respectively, of revenues before reimbursed expenses for the three months ended March 31, 2003 and 2002. There were no other customers that accounted for more than 10.0% of revenues before reimbursed expenses for the three months ended March 31, 2003 and 2002. The number of our billable consultants decreased from approximately 306 at March 31, 2002 to approximately 140 at March 31, 2003 mainly due to our 2002 and 2003 restructuring activities, which are discussed below.

Revenues generated from our operating segments for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 were as follows:

                                Three months ended March 31,
                               ------------------------------
                                  2003               2002             Change          % Change
                               ------------      ------------       ------------        ----
US Consulting                  $  6,318,000      $ 10,865,000       $ (4,547,000)       (41.8)%
International Consulting          1,278,000         2,215,000           (937,000)       (42.3)%
Managed Security Services           667,000         1,951,000         (1,284,000)       (65.8)%
                               ------------      ------------       ------------        ----
                               $  8,263,000      $ 15,031,000       $ (6,768,000)       (45.0)%
                               ============      ============       ============        ====


The decrease in revenues in our US Consulting segment was primarily due to difficult market conditions affecting the technology industry in general and the telecommunications and enterprise sector in particular. These sectors are experiencing a drastic downturn and that downturn has adversely impacted our ability to secure new business. The decrease in our International Consulting segment revenues was primarily attributable to a large customer contract for which services were performed in the first quarter of 2002. This contract generated approximately $743,000 in revenue for our international operations for the three months ended March 31, 2002. The decrease in revenues in our Managed Security Services segment was primarily attributable to the recognition of non-recurring revenues for the three months ended March 31, 2002 associated with the strategic alliance to outsource our monitoring services.

GROSS PROFIT. Gross profit decreased 29.4% to $2.8 million for the three months ended March 31, 2003 from $4.0 million for the three months ended March 31, 2002. As a percentage of revenues, gross profit increased to 33.9% for the three months ended March 31, 2003 from 26.4% for the three months ended March 31, 2002. Gross profit on professional services for the three months ended March 31, 2003 was $2.6 million or 34.6% compared to $3.9 million or 27.9% for the three months ended March 31, 2002. The increase in gross profit as a percentage of professional services revenues is primarily a result of a reduction in billable headcount of 105 since March 31, 2002 resulting from our restructuring activities in addition to an improvement in utilization. Gross profit on hardware and software sales for the three months ended March 31, 2003 was $213,000 or 33.8% compared to $30,000 or 5.8% for the three months ended March 31, 2002. The increase in gross profit as a percentage of hardware and software sales is a result of a professional services project with a higher resale margin for certain hardware and software products resold. Costs of revenues decreased 50.6% to $5.5 million for the three months ended March 31, 2003 from $11.1 million for the three months ended March 31, 2002. Costs of revenues attributable to professional services decreased 51.9% to $4.9 million for the three months ended March 31, 2003 from $10.2 million for the three months ended March 31, 2002. This decrease in cost of revenues was due primarily to a decrease in compensation and benefits paid to consultants as a result of a reduction in billable headcount of 105 since March 31, 2002 resulting from our restructuring activities and an average 10% salary reduction for all US employees which was implemented in July 2002. Costs of revenues attributable to hardware and software sales decreased 15.6% to $416,000 for the three months ended March 31, 2003 from $493,000 for the three months ended March 31, 2002. Such costs were lower despite an increase in revenues for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 as a result of a professional services project with a higher resale margin for certain hardware and software products resold.

Cost of revenues and gross profit associated with our operating segments for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 were as follows:

                                Three months ended March 31,
                               ------------------------------
                                   2003              2002             Change        % Change
                               ------------      ------------       ------------        ----
Cost  of Revenues:
US Consulting                  $  4,287,000      $  8,645,000       $ (4,358,000)       (50.4)%
International Consulting            694,000         1,266,000           (572,000)       (45.2)%
Managed Security Services           484,000         1,155,000           (671,000)       (58.1)%
                               ------------      ------------       ------------        ----
                               $  5,465,000      $ 11,066,000       $ (5,601,000)       (50.6)%
                               ============      ============       ============        ====

Gross Profit:
US Consulting                  $  2,031,000      $  2,220,000       $   (189,000)       (8.5)%
International Consulting            584,000           949,000           (365,000)       (38.5)%
Managed Security Services           183,000           796,000           (613,000)       (77.0)%
                               ------------      ------------       ------------        ----
                               $  2,798,000      $  3,965,000       $ (1,167,000)       (29.4)%
                               ============      ============       ============        ====

Gross Profit Margin:
US Consulting                          32.1%             20.4%
International Consulting               45.7%             42.8%
Managed Security Services              27.4%             40.8%

The decrease in cost of revenues for our US Consulting, International Consulting and Managed Security Services operating segments was due primarily to a decrease in compensation and benefits paid to consultants as a result of reductions in billable headcount of 81, 18 and 6, respectively, since March 31, 2002 resulting from our restructuring activities and an average 10% salary reduction for all US employees which was implemented in July 2002. Gross margin improved for the US Consulting and International Consulting operating segments due to these reductions in cost and an overall improvement in utilization. Gross margin declined for the Managed Security Services segment as a result of the recognition of higher margin non-recurring revenues for the three months ended March 31, 2002 associated with the strategic alliance to outsource our monitoring services.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased 62.3% to $1.0 million for the three months ended March 31, 2003 from $2.7 million for the three months ended March 31, 2002. As a percentage of revenues, sales and marketing expenses decreased to 12.5% for the three months ended March 31, 2003 from 18.2% for the three months ended March 31, 2002. The decrease in absolute dollars was primarily due to a decrease of $829,000 in compensation and benefits paid due to a reduction in headcount of 26 since March 31, 2002 resulting from our restructuring activities and an average 10% salary reduction for all US employees which was implemented in July 2002, and a decrease of $601,000 in commissions paid as a result of declining revenues for professional services and the merging of the sales forces for US Consulting and Managed Security Services in the first quarter of 2002. We also reduced sales commission rates effective January 1, 2003. The remaining $277,000 decrease in sales and marketing expenses was a result of decreased expenditures for marketing and selling efforts, such as conferences and mailings, and an overall decline in travel costs as part of our cost reduction measures undertaken in 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 58.5% to $2.7 million for the three months ended March 31, 2003 from $6.4 million for the three months ended March 31, 2002. As a percentage of revenues, general and administrative expenses decreased to 32.4% for the three months ended March 31, 2003 from 42.9% for the three months ended March 31, 2002. The decrease in absolute dollars was primarily due to a decrease of $666,000 in compensation and benefits costs as a result of a reduction in headcount of 24 since March 31, 2002 resulting from our restructuring activities and an average 10% salary reduction for all US employees which was implemented in July 2002, a decrease of $535,000 in travel and entertainment and training costs also resulting from reductions in headcount, a decrease of $350,000 in bad debt expense, a decrease of $477,000 in outside professional services as a result of nonrecurring computer consulting fees incurred subsequent to the completion of the implementation of a fully integrated accounting system in 2002, nonrecurring search fees for sales account managers and nonrecurring human resource consulting fees which were incurred in 2001 and ceased immediately after the first quarter of 2002, and a decrease of $1.5 million in facilities and equipment leases resulting from our restructuring activities. Such restructuring activities included a reduction in our leased space from 11 locations, or approximately 90,642 square feet, at March 31, 2002 to 6 locations, or approximately 44,032 square feet, at March 31, 2003. Additional reductions in general and administrative expenses of $592,000 were attributable to a reduction in office supplies and telecommunications expense as part of our cost reduction measures undertaken in 2002, including reductions in both headcount and leased space as discussed above, and lower insurance premiums due to reductions in our directors and officers insurance for 2003. These decreases were offset by an increase in general and administrative expense of $350,000 in connection with the agreement to settle the ICG bankruptcy claim.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 92.0% to $62,000 for the three months ended March 31, 2003 from $774,000 for the three months ended March 31, 2002. The decrease was attributable to a reduction in the carrying value of property and equipment in 2002 due to the write-off of approximately $497,000 of property and equipment resulting from our restructuring activities. The impact on depreciation and amortization expense as a result of these write-offs was approximately $51,000. Additionally, as a result of our operating performance, the corresponding decline in our market capitalization, the general economic environment, and our forecasted operating results for the foreseeable future, we evaluated the carrying value of the long-lived assets of our US Consulting and Managed Security Services reporting units for impairment during June of 2002 in accordance with the provisions of SFAS 144. Based on this review, we recorded an impairment charge during 2002 related to the write-off of the property and equipment for our US Consulting and Managed Security Services reporting units of $4.2 million and $286,000, respectively. The impact on depreciation and amortization expense as a result of the impairment charge was approximately $439,000. Finally, our expenditures for property and equipment decreased for the three months ended March 31, 2003 to $56,000 from $492,000 for the three months ended March 31, 2002 as a result of our cost reduction efforts undertaken in 2002. We recorded additional depreciation expense in 2002 for capitalized software that was placed in service on January 1, 2002 of approximately $222,000.

INTANGIBLES AMORTIZATION. Effective January 1, 2002 we were required to adopt SFAS 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that upon adoption, amortization of goodwill and indefinite lived intangibles cease, and instead the carrying value of goodwill and indefinite lived intangibles be evaluated for impairment on at least an annual basis. For the three months ended March 31, 2002, intangibles amortization of $980,000 was recorded for intangible assets with finite lives only. Such intangible assets were comprised of customer lists and developed technology. As a result of our operating performance, the corresponding decline in our market capitalization, the general economic environment, and our forecasted operating results for the foreseeable future, we evaluated the carrying value of the long-lived assets of our US Consulting and Managed Security Services reporting units for impairment during June of 2002. Based on this evaluation, it was determined that the carrying values of these assets were not recoverable and as such we recorded an impairment charge during 2002 to write-off the net book value of our finite lived intangible assets, consisting of customers lists and developed technology. As such, no amortization expense for finite lived intangible assets has been recorded since June 30, 2002.

RESTRUCTURING AND OTHER CHARGES. In January 2003, our management foresaw the need to lower the operating costs of the business given continuing difficult market conditions. Therefore, we established a 2003 restructuring plan for a further reduction in our workforce for both domestic and international operations related to the professional consultant employees that had been underutilized for several months. In January 2002, our management foresaw the need to lower the operating costs of the business given continuing difficult market conditions. Therefore, we established a 2002 restructuring plan that included the following: (1) a reduction in our workforce for both domestic and international operations related to professional consultant employees that had been underutilized for several months and also to employees that held various management, sales and administrative positions deemed to be duplicative functions; (2) the closing of additional domestic regional offices located in geographic areas that no longer cost justified remaining open; and (3) the discontinuance of electronic equipment leases and other expenses related to the reduction in workforce. For the three months ended March 31, 2003, we recorded restructuring charges of $334,000 in connection with our 2003 restructuring plan and $26,000 in connection with our 2002 restructuring plan. Such charges pertained to severance benefits and other related expenses for a reduction in headcount of 46 employees. These charges were offset by a reduction to previously accrued exit costs in the amount of $36,000 resulting from the favorable settlement of a leased domestic office. For the three months ended March 31, 2002, we recorded restructuring charges of $934,000 in connection with our 2002 restructuring plan. Such charges consisted of $819,000 in severance benefits and other related expenses for a reduction in headcount of 47 employees and $265,000 in exit costs related to real estate and electronic equipment for the closing of domestic offices. These charges were offset by $150,000 received from the disposition of equipment previously written-off in connection with the outsourcing of our monitoring division. The restructuring charges recorded in connection with the 2003 restructuring plan were recognized as incurred in accordance with the provisions of SFAS 146 whereas the restructuring charges recorded in connection with the 2002 restructuring plan and the outsourcing of our monitoring division were recognized at the date of commitment to an exit or disposal plan in accordance with EITF No. 94-3.

NONCASH CHARGES FOR STOCK-BASED COMPENSATION AND SERVICES. During 1999, we granted options to purchase shares of common stock at exercises prices that were less than the fair market value of the underlying shares of common stock, resulting in deferred compensation. During 2000, in connection with our acquisitions of Synet and Global Integrity, we issued options to Synet and Global Integrity option holders in exchange for their Synet and Global Integrity options, respectively. The unvested portion of the Synet and Global Integrity options resulted in deferred compensation. These transactions resulted in noncash charges for stock-based compensation and services over the period that these specific options vest. For the three months ended March 31, 2003 and 2002, we recorded approximately $4,000 and $36,000, respectively, of noncash charges for stock-based compensation and services related to these options. The decrease in expense attributable to these options is a result of the cancellation of options as a result of reductions in headcount, mainly resulting from our restructuring activities. In October 2002, we adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Prior to the adoption of SFAS 123, we accounted for our stock-based compensation arrangements with our employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25), and complied with the disclosure provisions of SFAS 123. SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, we were required to apply the fair value method of accounting to all option grants issued on or after January 1, 2002. Such noncash charge for 2002 options was recorded in the fourth quarter of 2002. As a result of our option exchange program subsequent to the adoption of SFAS 123 under which 4,085,860 options were exchanged for options to purchase 3,139,424 shares of our common stock, we recorded an additional charge to noncash charges for stock-based compensation and services of $91,000 for the three months ended March 31, 2003. In January 2003 we issued to two of our executives 375,000 and 150,000 shares of restricted stock, respectively, at a price of $0.001 per share. For the three months ended March 31, 2003, we recognized compensation expense of $11,000 related to these restricted stock issuances.

OTHER INCOME (EXPENSE). Other income in the three months ended March 31, 2003 primarily consisted of interest income. Other expense in the three months ended March 31, 2002 primarily consisted of foreign currency exchange rate losses related to the settlement of transactions between our foreign subsidiaries.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Upon adoption of SFAS 142 in 2002, we recorded a noncash charge of $23.3 million for the three months ended March 31, 2002 to reduce the carrying value of our goodwill and other indefinite lived intangible assets, primarily consisting of acquired tradenames.

LIQUIDITY AND CAPITAL RESOURCES. We have financed our operations through the sale of equity securities and cash flows from operations. As of March 31, 2003, we had approximately $17.6 million in cash and cash equivalents and $1.4 million in restricted cash backing letters of credit issued pursuant to certain operating real estate and equipment lease agreements and a customer contract.

Net cash used in operating activities decreased to $1.8 million for the three months ended March 31, 2003 from $9.7 million for the three months ended March 31, 2002. This decrease was primarily attributable to a reduction in the operating loss for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. We experienced a decrease in accrued expenses and other current liabilities for the three months ended March 31, 2003 of approximately $2.5 million. Such decrease was primarily attributable to approximately $1.4 million paid in connection with severance and office lease related liabilities recorded in connection with our restructuring plans, including approximately $967,000 in lease termination fees for office space abandoned in 2002. The remaining decrease related to the pay-down of previously accrued liabilities for commissions, subcontractor expenses and accounting fees incurred in the latter part of 2002. This net outflow of cash for the three months ended March 31, 2003 was offset by net inflows of cash resulting from the release of $515,000 in restricted cash due to the satisfaction of letter of credit obligations pursuant to certain real estate lease agreements and a decrease in accounts receivable and unbilled revenues of approximately $494,000 and $274,000, respectively. The decrease in accounts receivable and unbilled revenues was primarily attributable to increased collection efforts and declining revenues due to difficult market conditions affecting the technology industry in general and the telecommunications and enterprise sector in particular. These sectors are experiencing a drastic downturn and that downturn has adversely impacted our ability to secure new business.

Net cash used in investing activities was $62,000 and $506,000, respectively, for the three months ended March 31, 2003 and 2002. Capital expenditures were $56,000 for the three months ended March 31, 2003 and primarily consisted of purchases of computer equipment. Capital expenditures were $492,000 for the three months ended March 31, 2002. Such capital expenditures consisted of purchases of approximately $305,000 for computer equipment, office furniture, and leasehold improvements in connection with the investment in our infrastructure and approximately $187,000 of costs incurred in connection with the development of software to be used for internal purposes. The decline in the use of cash for capital expenditures for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was attributable to our cost reduction efforts undertaken beginning in 2002.

Net cash used in financing activities was $11,000 for the three months ended March 31, 2003. Net cash provided by financing activities was $717,000 for the three months ended March 31, 2002. Cash provided by financing activities for the three months ended March 31, 2003 and 2002 primarily resulted from the receipt of proceeds from the exercise of options of $3,000 and $739,000, respectively, offset by payments made under capital lease obligations of $15,000 and $22,000, respectively. Additionally, for the three months ended March 31, 2003 we generated approximately $1,000 in proceeds from the issuance of restricted stock to two officers.

We are required under the terms of certain lease agreements to provide letters of credit. The credit facility agreement used to provide these financial guarantees places restrictions on our cash and cash equivalents. Cash of $835,000 and $1.4 million, respectively, at March 31, 2003 and December 31, 2002 was pledged as collateral under this agreement. In August 2002, we were required under the terms of a customer contract to provide a letter of credit for the value of services to be performed. The credit facility agreement used to provide this financial guarantee places restrictions on our cash and cash equivalents until the services are rendered to the customer. The services are expected to be fully rendered by June 30, 2003. Cash of $518,000 as of March 31, 2003 and December 31, 2002 was pledged as collateral under this agreement.

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

Through March 31, 2003, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. We adopted this pronouncement as of January 1, 2003, the effect of which was not material to our consolidated results of operations or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). This statement eliminates the automatic classification of gain or loss on an extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. We adopted this pronouncement as of January 1, 2003, the effect of which was not material to our consolidated results of operations or financial position.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 will supersede EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted this pronouncement effective January 1, 2003. The adoption of this pronouncement did not have a material impact on our consolidated results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We have provided information regarding commitments and contingencies relating to guarantees in Note 11 to our consolidated financial statements. We adopted the initial recognition and measurement provisions of this Interpretation January 1, 2003. The adoption of these provisions did not have a material impact on our consolidated results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 amends Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" to the fair value recognition provisions under SFAS 123. The Company adopted the recognition provisions of SFAS 123 as of January 1, 2002 pursuant to the prospective method of adoption required by SFAS 123. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro forma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. We have adopted the annual disclosure provisions of SFAS 148. The adoption of SFAS 148 did not have a significant impact on our consolidated results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. All provisions of SFAS 149 should be applied prospectively. The adoption of SFAS 149 will not have a significant impact on our consolidated results of operations or financial position.

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

                  Risks Related to Our Proposed Merger with INS

The per share consideration to be received by our stockholders in the merger is subject to adjustment

On April 8, 2003, we executed a merger agreement to be acquired by INS. Under the terms of the merger agreement, each outstanding share of our common stock will be converted into cash. The amount of cash to be received per share will equal $19,186,700, divided by the number of shares of our common stock and "in the money" options outstanding at the closing of the merger. The $19,186,700 aggregate consideration will be increased if and to the extent our net assets at closing, determined in accordance with the provisions of the merger agreement, exceed our estimate of our net assets at closing set forth in the merger agreement by more than $1,250,000, and will be decreased if and to the extent our net assets at closing, determined in accordance with the provisions of the merger agreement, are less than our estimate of our net assets at closing set forth in the merger agreement by more than $1,250,000. Our estimate of our net assets at closing set forth in the merger agreement is $15,386,700.

Our failure to complete the proposed merger with INS could adversely affect our business

The merger is subject to approval by our stockholders and various other conditions, including the retention of certain of our customers and employees and the clearance by the SEC of our proxy statement related to the merger, and there can be no assurance the merger will be successfully completed. In the event the merger is not completed, we believe our business will face significant difficulties, including:

         o a reduced client pipeline and a reduced ability to close sales;

         o        our ability to attract and retain employees;

         o possibly strained relationships with our existing clients and strategic partners;

         o        the potential payment of a termination fee to INS;

         o a reduced market price of our common stock to the extent that the current market price reflects a market assumption that the merger will be completed; and

         o bearing the costs related to the merger, such as legal, accounting and other fees, which must be paid even if the merger is not completed.

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

We have lost money from operations in the past and expect to incur additional losses for the foreseeable future, which could impact our stock price and liquidity

Our net loss for the three months ended March 31, 2003 was $1.4 million. As of March 31, 2003, our accumulated deficit was $207.7 million. We expect to generate significant net losses for the foreseeable future and may never achieve profitability. If we do not achieve profitability, our stock price may decline. In addition, we may not be able to generate sufficient cash from our operations to meet additional working capital requirements, support additional capital expenditures or take advantage of acquisition opportunities. Accordingly, we may need to raise additional capital in the future. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are unable to raise additional funds when needed, our ability to operate and grow our business could be impeded.

Because most of our revenues are generated from a small number of clients, our revenues are difficult to predict and the loss of one client could significantly reduce our revenues

For the three months ended March 31, 2003, BellSouth and Pfizer accounted for approximately 6.7% and 19.1% of revenues before reimbursed expenses, respectively. Our five largest clients accounted for approximately 47.7% of revenues before reimbursed expenses for the three months ended March 31, 2003. For the year ended December 31, 2002, our five largest clients accounted for approximately 45.4% of our revenues before reimbursed expenses. If one of our major clients discontinues or significantly reduces the use of our services, we may not generate sufficient revenues to offset this loss of revenues and our net loss will increase. In addition, the non-payment or late payment of amounts due from a major client could adversely affect us. As of March 31, 2003, the accounts receivable from BellSouth and Pfizer was approximately $214,087 and $183,299, respectively, which related to work performed in January through March 2003. We believe that we will continue to depend on a small number of large customers for a significant portion of our revenues.

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

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects

We derive a substantial portion of our revenues from fixed-price projects. For the three months ended March 31, 2003 and the year ended December 31, 2002, fixed-price projects accounted for 43.8% and 37.0% of revenues before reimbursed expenses, respectively. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed the price, which could result in a loss on the project and an increase in net loss. We recognize revenues from fixed-price projects based on our estimate of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on a fixed-price project may not accurately reflect the final results of the project and we would be required to record an expense for these periods equal to the amount by which our revenues were previously overstated.

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

We may need to raise additional capital to grow our business, which we may not be able to do

In the event the merger with INS does not close, we will need adequate capital to fund our operations. Our future liquidity and capital requirements are difficult to predict because they depend on numerous factors, including the success of our existing and new service offerings and competing technological and market developments. As a result, we may not be able to generate sufficient cash from our operations to meet additional working capital requirements, support additional capital expenditures or take advantage of acquisition opportunities. Accordingly, we may need to raise additional capital in the future. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are unable to raise additional funds when needed, our ability to operate and grow our business could be impeded.

                    Risks Related to Our Strategy and Market

We may have difficulty managing the fluctuations in the demand for our services, which could have adverse effects on our business

Our business has recently experienced lower revenues due to decreased customer demand for our services. Since December 31, 2000, to scale back our operations and to reduce our expenses in response to this reduced demand for our services, we have decreased our headcount to 184 employees as of March 31, 2003 from approximately 691 employees as of December 31, 2000. While this action has positively impacted our results of operations, there are several risks inherent in our efforts to transition to a smaller workforce. Reducing the size of our workforce could have adverse effects on our business by reducing our pool of technical talent, making it more difficult for us to respond to customers, limiting our ability to provide increased services quickly if and when the demand for our services increases, and limiting our ability to hire and retain key personnel. A key part of our strategy going forward if the merger with INS does not close is to grow our business. In order to achieve this growth, demand for our services must increase. If the merger with INS does not close and the opportunity to grow our business arises, we may need to modify our financial and management controls, reporting systems and procedures and to train our work force. We may not be able to do so successfully, causing our earnings to be lower than they might otherwise be.

Our management team has experienced significant turnover, which could interrupt our business and adversely affect our growth

Our ability to close the INS merger, and if the merger is not completed our future success, depends, in significant part, upon the continued service and performance of our senior management and other key personnel. Neeraj ("Berry") Sethi was appointed our Chief Financial Officer in August 2002. In addition, in connection with our recent reductions in staff, many members of our senior management team have either departed, or been redeployed and given new responsibilities. If the merger with INS does not close and the restructuring of our senior management team does not lead to the results we expect, our ability to effectively deliver our services, manage our company and carry out our business plan may be impaired.

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

If our merger with INS does not close and we are unable to find suitable acquisition candidates, our growth could be impeded

A component of our growth strategy if the merger with INS does not close is the acquisition of, or investment in, complementary businesses, technologies, services or products. Our ability to identify and invest in suitable acquisition and investment candidates on acceptable terms is crucial to this strategy. We may not be able to identify, acquire or make investments in promising acquisition candidates on acceptable terms. Moreover, in pursuing acquisition and investment opportunities, we may be in competition with other companies having similar growth and investment strategies. Competition for these acquisitions or investment targets could also result in increased acquisition or investment prices and a diminished pool of businesses, technologies, services or products available for acquisition or investment.

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

Competition for experienced personnel is intense and our inability to retain key personnel could impact our ability to close the merger with INS, interrupt our business and adversely affect our growth

Our ability to close the merger with INS, and our future success otherwise, depends, in significant part, upon the continued service and performance of our senior management and other key personnel. Losing the services of any of these individuals may impair our ability to close the merger, effectively deliver our services and manage our company, and to carry out our business plan.
Our business may suffer if we fail to adapt appropriately to the challenges associated with operating internationally

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

The war with Iraq and continued threats of terrorism may harm our business and negatively impact the U.S. and global economy

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

Due to the fact that our stock price had not met the $1.00 minimum price requirement of the NASDAQ National Market, our common stock is no longer listed on the NASDAQ National Market, which may adversely impact the liquidity of your shares

Our common stock is currently listed on the NASDAQ SmallCap Market. The trading volume of our common stock listed on the NASDAQ SmallCap Market has been significantly less than the historical volume when our common stock was listed on the NASDAQ National Market, and accordingly, there may not be significant liquidity if and when you desire to sell your shares. This lack of liquidity may result in holders not being able to purchase or sell shares as quickly and inexpensively as they have done historically, and may impact the trading price of our common stock.

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

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders

Our directors, executive officers and affiliates currently beneficially own approximately 27.3% of the outstanding shares of our common stock. Accordingly, these stockholders will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.

Approval of the merger with INS requires the affirmative vote of a majority of shares of our common stock outstanding on the record date for the special meeting of stockholders during which the merger will be considered. Stockholders who beneficially own an aggregate of 28.4% of our outstanding shares of common stock as of the date of execution of the merger agreement have previously delivered voting agreements to INS whereby such holders have agreed to vote their shares in favor of the merger. Accordingly, holders of a significant percentage of our outstanding common stock have already committed to voting for the merger and will greatly influence whether the merger is approved.

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

In February 2003, Brian Mulvey, a former employee of the Company, and his wife Nancy Mulvey, filed a lawsuit in the Superior Court of New Jersey against the Company and four of our managers. The Mulveys have alleged that during Brian Mulvey's employment with the Company, he was subjected to age discrimination, sexual harassment and other such conduct. Nancy Mulvey is Brian's Mulvey's wife, but was never employed with the Company. Plaintiffs seek an unspecified amount of compensatory damages, emotional distress damages, punitive damages, attorneys' fees and costs. We deny the allegations of the complaint and plan to vigorously defend the case.

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

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5. OTHER INFORMATION

The Audit Committee of the Board of Directors approved the categories of all non-audit services performed by the Company's independent accountants, which for the quarter ended March 31, 2003 consisted of transaction advisory services in connection with the Company's merger with INS and sale of assets to SAIC.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a) The following exhibits are filed as part of this report:

99.1 Certification under Section 906 of the Sarbanes-Oxley Act.

 (b) The Company filed no reports on Form 8-K during the three months ended March 31, 2003 and three reports filed after March 31, 2003 through the date hereof. Information regarding the items reported on is as follows:

April 9, 2003. The Company announced that it entered into an Agreement and Plan of Merger with International Network Services, Inc.

April 11, 2003. The Company announced that it entered into an Asset Purchase Agreement for the sale of Security Intelligence Services business.

April 24, 2003. The Company announced its financial results for the fiscal quarter ended March 31, 2003.

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PREDICTIVE SYSTEMS, INC.
                                  (Registrant)


Date:    May 15, 2003        /s/ ANDREW ZIMMERMAN
------------------------------------------------------
Name: Andrew Zimmerman
Title: Chief Executive Officer
(principal executive officer)

Date:    May 15, 2003        /s/ NEERAJ SETHI
------------------------------------------------------
Name: Neeraj Sethi
Title: Chief Financial Officer
(principal accounting and financial officer)

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

Dated: May 15, 2003

By: /s/ Andrew Zimmerman
    Name: Andrew Zimmerman
    Title: Chief Executive Officer

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

Dated: May 15, 2003

By:  /s/ Neeraj Sethi
     Name: Neeraj Sethi
     Title: Chief Financial Officer